Form 10-Q
period 2009-01-31
RIDER EXPLORATION INC
filed 2009-08-24
CIK 1455982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number:   ___________

Rider Exploration, Inc.
(Exact name of Registrant as specified in Its charter)

Nevada	26-1094531
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

955 South Virginia Ste. 116, Reno, NV 89502.
(Address of principal executive offices)

775-284-0370
(Issuer’s telephone number)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

As of January 31, 2009, there were 2,140,000 common shares outstanding.

 PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:

4	Balance Sheets as of January 31, 2009 (unaudited) and October 31, 2008 (audited);

5	Statements of Operations for the three months ended January 31, 2009 and period from inception (May 17, 2007) to January 31, 2009(unaudited) ;

6	Statement of Stockholders’ Equity for the period from inception (May 17, 2007) through January 31, 2009 (unaudited);

7	Statements of Cash Flows for the three months ended January 31, 2009 and period from inception (May 17, 2007) to January 31, 2009 (unaudited);

8	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended January 31, 2009 are not necessarily indicative of the results that can be expected for the full year.

RIDER EXPLORATION, INC.
(An Exploration Stage Company)
Balance Sheets

	ASSETS

	January 31,	October 31,
	2009	2008
	(unaudited)

CURRENT ASSETS

Cash	$26,446	$26,553

Total Current Assets	26,446	26,553

TOTAL ASSETS	$26,446	$26,553

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES

Accounts payable	$441	$441
Related party payable	-	-

Total Current Liabilities	441	441

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: $0.001 par value, 50,000,000 shares
authorized; 2,140,000 and no shares issued and outstanding	2,140	2,140
Addiitional paid-in capital	31,360	31,360
Stock subscriptions receivable	-	(5,500)
Deficit accumulated during the exploration stage	(7,495)	(1,888)

Total Stockholders' Equity	26,005	26,112

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$26,446	$26,553

The accompanying notes are an integral part of these financial statements.

RIDER EXPLORATION, INC.
(An Exploration Stage Company)
Statements of Operations
(unaudited)

			From Inception
			on May 17,
	For the Three Months Ended		2007 Through
	January 31,		January 31,
	2009	2008	2009

REVENUES	$-	$-	$-

EXPENSES

General and administrative	5,607	-	7,560

Total Expenses	5,607	-	7,560

LOSS FROM OPERATIONS	(5,607)	-	(7,560)

OTHER INCOME (EXPENSES)

Interest income	-	-	65

Total Other Expenses	-	-	65

LOSS BEFORE INCOME TAXES	(5,607)	-	(7,495)

PROVISION FOR INCOME TAXES	-	-
			-
NET LOSS	$(5,607)	$-	$(7,495)

BASIC LOSS PER SHARE	$(0.00)	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING	2,140,000	0

The accompanying notes are an integral part of these financial statements

RIDER EXPLORATION, INC.
(An Exploration Stage Company)
Statements of Stockholders' Equity

					Deficit
					Accumulated
			Additional	Stock	During the	Total
	Common Stock		Paid-in	Subscription	Development	Stockholders'
	Shares	Amount	Capital	Receivable	Stage	Equity

Balance at inception, May 17, 2007	-	$-	$-	$-	$-	$-

Net loss from inception on May 17,
2007 through October 31, 2007	-	-	-	-	-	-

Balance, October 31, 2007	-	-	-	-	-	-

Common stock issued for cash at $0.001
per share in September 2008	1,500,000	1,500	-	-	-	1,500

Common stock issued for cash at $0.05
per share in September 2008	370,000	370	18,130	-	-	18,500

Common stock issued for cash at $0.05
per share in October 2008	270,000	270	13,230	(5,500)	-	8,000

Net loss for the year ended
October 31, 2008	-	-	-	-	(1,888)	(1,888)

Balance, October 31, 2008	2,140,000	2,140	31,360	(5,500)	(1,888)	26,112

Stock subscriptions received	-	-	-	5,500	-	5,500

Net loss for the three months ended
January 31, 2009 (unaudited)	-	-	-	-	(5,607)	(5,607)

Balance, January 31, 2009 (unaudited)	2,140,000	$2,140	$31,360	$-	$(7,495)	$26,005

The accompanying notes are an integral part of these financial statements.

RIDER EXPLORATION, INC.
(An Exploration Stage Company)
Statements of Cash Flows
(unaudited)

			From Inception
			on July 9,
	For the Three Months Ended		2007 Through
	January 31,		January 31,
	2009	2008	2009

OPERATING ACTIVITIES

Net loss	$(5,607)	$-	$(7,495)
Adjustments to reconcile net loss to net cash
used by operating activities:
Contributed capital	-	-	-
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	-	-	441

Net Cash Provided by
Operating Activities	(5,607)	-	(7,054)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Proceeds from related party loans	-	-	-
Common stock issued for cash	5,500	-	33,500

Net Cash Provided by
Financing Activities	5,500	-	33,500

NET DECREASE IN CASH	(107)	-	26,446

CASH AT BEGINNING OF PERIOD	26,553	-	-

CASH AT END OF PERIOD	$26,446	$-	$26,446

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at January 31, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's October 31, 2008 audited financial statements.  The results of operations for the periods ended January 31, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Recent Accounting Pronouncements

In May 2009, the FASB issued FAS 165, “Subsequent Events”.  This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). FAS 165 requires and entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 165 did not have a material impact on the Company’s financial condition or results of operation.

In June 2009, the FASB issued FAS 166, “Accounting for Transfers of Financial Assets” an amendment of FAS 140. FAS 140 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance , and cash flows: and a transferor’s continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 166 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R)”. FAS 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 167 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. FAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.The Company does not expect the adoption of FAS 168 to have an impact on the Company’s results of operations, financial condition or cash flows.

Item 2.     Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview

We are an exploration stage company that intends to engage in the exploration of mineral properties.  We were incorporated on May 17, 2007, under the laws of the State of Nevada. On June 1, 2007, we acquired an option to purchase a 100% interest in the Sallus Creek mineral claims, located in the Lillooet Mining District of the Province of British Columbia.  Exploration of the Sallus Creek mineral claims is required before a final determination as to their viability can be made.  Our option on this property is currently unexercised.  In the event that we do not exercise our option, we will have no interest in the Sallus Creek mineral claims and will not be entitled to receive back any monies spent to maintain the option.

Plan of Operation

Our plan of operations is to proceed with the exploration of the Sallus Creek mineral claims to determine whether there are commercially exploitable reserves of copper, molybdenum, and other metallic minerals.  We have entered into a Mining Option Agreement regarding the Sallus Creek mineral claims and intend to proceed with the initial exploration program as recommended by our consulting geologist.

Our total expenditures over the next twelve months, excluding costs associated with being a public company, are anticipated to be approximately $60,000 as we undertake Phase I exploration. Specifically, we expect to incur approximately $25,000 in connection with the commencement of Phase I of our recommended geological work program, as follows:

Phase I	Exploration Expenditure
Geological supervision	$7,500
Helper	2,500
Vehicle	1,250
Food, lodging, or camp costs	1,250
Field, camp supplies	500
Helicopter	6,250
Samples	1,875
Mob and Demob	500
Cell Phone/Radio	100
Reports and Drafting	2,000
Reclamation Bond	0
Subtotal (Rounded)	24,000
GST at 6%	1,400
Contingency 10%	2,400
Total Phase I (Rounded)	$28,000
In US (at 01/31/09)	$25,000

We will also expend C$10,000 in connection with the Option Agreement and monies due to Mr. McClaren prior to December 31, 2009, or approximately $9,100. We had working capital in the amount of $26,005 as of January 31, 2009. This money is insufficient to cover our anticipated expenditures in the next twelve months. However, our working capital, along with our plan to raise equity financing in the amount of $50,000 to $100,000, should be enough to cover the approximately $60,000 in anticipated expenditures in the next twelve months. Any remaining monies will be carried forward to begin Phase II. Because of the uncertainties inherent in foreign currency exchange rates, there are uncertainties in our operational costs. Our accounting is in US$ while our Option Agreement payments and other expenses generally require payment in CAN$.

In the event the results of our initial exploration program prove not to be sufficiently positive to proceed with further exploration on the Sallus Creek mineral claims, we intend to seek out and acquire interests in other North American mineral exploration properties, which, in the opinion of our consulting geologist, offer attractive mineral exploration opportunities.  If we are unable locate and acquire such prospects, we may be forced to seek other business opportunities.  Presently, we have not given any consideration to the acquisition of other exploration properties

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months.

Employees

We have no employees other than our president and CEO, Mr. Friberg, and our Secretary and Treasurer, Mr. Decker. We intend to conduct our business largely through agreements with consultants and other independent third party vendors.

Results of Operations for the three months ended January 31, 2009 and period from Inception (May 17, 2007) to January 31, 2009

We did not earn any revenues from inception through the period ending January 31, 2009. We do not anticipate earning revenues until such time that we are able to locate and exploit commercial reserves of copper, , molybdenum, and other metallic minerals. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on the Sallus Creek mineral properties, or if such resources are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $5,607 for the three months ended January 31, 2009, and $7,495 from our inception on May 17, 2007 to January 31, 2009. The operating expenses for the three months ended January 31, 2009 included payment on our mining property option agreement in the amount of $5,000 and general and administrative expenses in the amount of $607.The operating expenses for the period from our inception on May 17, 2007 to January 31, 2009 included mining property expenses in the amount of $5,000, and general and administrative expenses in the amount of $2,495.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to undertaking the additional phases of our geological exploration program and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

We incurred a net loss of $5,607 for the three months ended January 31, 2009 and a net loss of $7,495 from our inception on May 17, 2007 through period ending January 31, 2009. Our losses for all periods are attributable to operating expenses and our lack of revenue.

Liquidity and Capital Resources

We had cash of $26,446 as our only current asset as of January 31, 2009. We had current liabilities of $441 as of January 31, 2009. We therefore had working capital of $26,005as of January 31, 2009.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of January 31, 2009, there were no off balance sheet arrangements.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.  For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Steve Friberg. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2009, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended January 31, 2009.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended January 31, 2009.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rider Exploration, Inc.

Date:	August 21, 2009

	By:	/s/ Steve Friberg
Steve Friberg
	Title:	Chief Executive Officer and Director