Form 10-Q
period 2009-04-30
RIDER EXPLORATION INC
filed 2009-08-27
CIK 1455982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009
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

As of April 30, 2009, there were 2,140,000 common shares outstanding.

 PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:

5	Balance Sheets as of April 30, 2009 (unaudited) and October 31, 2008 (audited);

6	Statements of Operations for the three months ended April 30, 2009 and 2008, six months ended April 30, 2009 and 2008 and period from inception (May 17, 2007) to April 30, 2009 (unaudited) ;

7	Statement of Stockholders’ Equity for the period from inception (May 17, 2007) through April 30, 2009 (unaudited);

8	Statements of Cash Flows for the six months ended April 30, 2009 and period from inception (May 17, 2007) to April 30, 2009 (unaudited);

9	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended April 30, 2009 are not necessarily indicative of the results that can be expected for the full year.

RIDER EXPLORATION, INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

April 30, 2009 and October 31, 2008

RIDER EXPLORATION, INC.
(An Exploration Stage Company)
Balance Sheets

ASSETS

	April 30,	October 31,
	2009	2008
	(unaudited)

CURRENT ASSETS

Cash	$1,678	$26,553

Total Current Assets	1,678	26,553

TOTAL ASSETS	$1,678	$26,553

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$441	$441
Related party payable	-	-

Total Current Liabilities	441	441

STOCKHOLDERS' EQUITY

Common stock: $0.001 par value, 50,000,000 shares
authorized; 2,140,000 and no shares issued and outstanding	2,140	2,140
Addiitional paid-in capital	31,360	31,360
Stock subscriptions receivable	-	(5,500)
Deficit accumulated during the exploration stage	(32,263)	(1,888)

Total Stockholders' Equity	1,237	26,112

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$1,678	$26,553

The accompanying notes are an integral part of these financial statements.

RIDER EXPLORATION, INC.
(An Exploration Stage Company)
Statements of Operations
(unaudited)

					From Inception
					on May 17,
	For the Three Months Ended		For the Six Months Ended		2007 Through
	April 30,		April 30,		April 30,
	2009	2008	2009	2008	2009

REVENUES	$-	$-	$-	$-	$-

EXPENSES

General and administrative	24,867	-	30,474	-	32,427

Total Expenses	24,867	-	30,474	-	32,427

LOSS FROM OPERATIONS	(24,867)	-	(30,474)	-	(32,427)

OTHER INCOME (EXPENSES)

Interest income	99	-	99	-	164

Total Other Expenses	99	-	99	-	164

LOSS BEFORE INCOME TAXES	(24,768)	-	(30,375)	-	(32,263)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(24,768)	$-	$(30,375)	$-	$(32,263)

BASIC LOSS PER SHARE	$(0.01)	$0.00	$(0.01)	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING	2,140,000	0	2,140,000	0

The accompanying notes are an integral part of these financial statements

RIDER EXPLORATION, INC.
(An Exploration Stage Company)
Statements of Stockholders' Equity

					Deficit
					Accumulated
			Additional	Stock	During the	Total
	Common Stock		Paid-in	Subscription	Development	Stockholders'
	Shares	Amount	Capital	Receivable	Stage	Equity

Balance at inception, May 17, 2007	-	$-	$-	$-	$-	$-

Net loss from inception on May 17,
2007 through October 31, 2007	-	-	-	-	-	-

Balance, October 31, 2007	-	-	-	-	-	-

Common stock issued for cash at $0.001
per share in September 2008	1,500,000	1,500	-	-	-	1,500

Common stock issued for cash at $0.05
per share in September 2008	370,000	370	18,130	-	-	18,500

Common stock issued for cash at $0.05
per share in October 2008	270,000	270	13,230	(5,500)	-	8,000

Net loss for the year ended
October 31, 2008	-	-	-	-	(1,888)	(1,888)

Balance, October 31, 2008	2,140,000	2,140	31,360	(5,500)	(1,888)	26,112

Stock subscriptions received	-	-	-	5,500	-	5,500

Net loss for the three months ended
April 30,, 2009 (unaudited)	-	-	-	-	(30,375)	(30,375)

Balance, April 30, 2009 (unaudited)	2,140,000	$2,140	$31,360	$-	$(32,263)	$1,237

The accompanying notes are an integral part of these financial statements.

RIDER EXPLORATION, INC.
(An Exploration Stage Company)
Statements of Cash Flows
(unaudited)

			From Inception
			on July 9,
	For the Six Months Ended		2007 Through
	April 30,		April 30,
	2009	2008	2009

OPERATING ACTIVITIES

Net loss	$(30,375)	$-	$(32,263)
Adjustments to reconcile net loss to net cash
used by operating activities:
Contributed capital	-	-	-
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	-	-	441

Net Cash Provided by
Operating Activities	(30,375)	-	(31,822)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Proceeds from related party loans	-	-	-
Common stock issued for cash	5,500	-	33,500

Net Cash Provided by
Financing Activities	5,500	-	33,500

NET DECREASE IN CASH	(24,875)	-	1,678

CASH AT BEGINNING OF PERIOD	26,553	-	-

CASH AT END OF PERIOD	$1,678	$-	$1,678

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

RIDER EXPLORATION, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2009 and December 31, 2008

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at April 30, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's October 31, 2008 audited financial statements.  The results of operations for the periods ended April 30, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

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

RIDER EXPLORATION, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2009 and December 31, 2008

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

We will also expend C$10,000 in connection with the Option Agreement and monies due to Mr. McClaren prior to December 31, 2009, or approximately $9,100. We had working capital in the amount of $1,237 as of April 30, 2009. This money is insufficient to cover our anticipated expenditures in the next twelve months. However, our working capital, along with our plan to raise equity financing in the amount of $50,000 to $100,000, should be enough to cover the approximately $60,000 in anticipated expenditures in the next twelve months. Any remaining monies will be carried forward to begin Phase II. Because of the uncertainties inherent in foreign currency exchange rates, there are uncertainties in our operational costs. Our accounting is in US$ while our Option Agreement payments and other expenses generally require payment in CAN$.

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

Results of Operations for the three months ended April 30, 2009 and period from Inception (May 17, 2007) to April 30, 2009

We did not earn any revenues from inception through the period ending April 30, 2009. We do not anticipate earning revenues until such time that we are able to locate and exploit commercial reserves of copper, , molybdenum, and other metallic minerals. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on the Sallus Creek mineral properties, or if such resources are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $24,867 for the three months ended April 30, 2009, and $32,427 from our inception on May 17, 2007 to April 30, 2009. The operating expenses for the three months ended April 30, 2009 included general and administrative expenses in the amount of $24,867.The operating expenses for the period from our inception on May 17, 2007 to April 30, 2009 included mining property expenses in the amount of $5,000, and general and administrative expenses in the amount of $27,427.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to undertaking the additional phases of our geological exploration program and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

We incurred a net loss of $24,768 for the three months ended April 30, 2009 and a net loss of $32,263 from our inception on May 17, 2007 through period ending April 30, 2009. Our losses for all periods are attributable to operating expenses and our lack of revenue.

Liquidity and Capital Resources

We had cash of $1,678 as our only current asset as of April 30, 2009. We had current liabilities of $441 as of April 30, 2009. We therefore had working capital of $1,237 as of April 30, 2009.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of April 30, 2009, there were no off balance sheet arrangements.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.  For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Steve Friberg. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2009, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended April 30, 2009.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended April 30, 2009.

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

Rider Exploration, Inc.

Date:	August 25, 2009

	By:	/s/ Steve Friberg
Steve Friberg
	Title:	Chief Executive Officer and Director