Form 10-K
period 2009-10-31
RIDER EXPLORATION INC
filed 2010-04-16
CIK 1455982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-157305

Rider Exploration, Inc.
(Exact name of registrant as specified in its charter)

Nevada	26-1094531
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

955 South Virginia Ste. 116, Reno, NV 89502	89502
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number:  775-284-0370

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
none	not applicable

Securities registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
none	not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒   No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  2,140,000 as of April 15, 2010.

PART I
Item 1.   Business

In General

We are an exploration stage company that intends to engage in the exploration of mineral properties.  We have acquired an option to purchase an interest in mineral claims that we refer to as the Sallus mineral claims. Exploration of these mineral claims is required before a final determination as to their viability can be made.  Our option on this property is currently unexercised.  In the event that we do not exercise our option, we will have no interest in the Sallus mineral claims and will not be entitled to receive back any monies spent to maintain the option.

Our plan of operations is to carry out exploration work on these claims in order to ascertain whether they possess commercially exploitable quantities of copper,  molybdenum, and other metallic minerals.  We will not be able to determine whether or not the Sallus mineral claims contain a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and geological and economic evaluations based on that work indicate economic viability.

Phase I of our exploration program is expected to begin in the third quarter of 2010 and cost approximately $28,000.  Once we receive the results of our Phase I exploration, our board of directors, in consultation with our consulting geologist, will assess whether to proceed with further exploration. Phase II of our exploration program will cost approximately $400,000. The existence of commercially exploitable mineral deposits in the Sallus mineral claims is unknown at the present time and we will not be able to ascertain such information until we receive and evaluate the results of our exploration program.

Our Option Agreement

Mr. M. McClaren staked and recorded his ownership in the Sallus mineral claims under the  in the last week.mineral claim staking and recording procedures in place at that time in the Province of British Columbia. Under that system, a prospector records a description of the claim at the Provincial Mining Recorder’s Office.  A party is able to stake and record an interest in a particular mineral claim if no other party has an interest in the said claim that is in good standing and on record at the Provincial Mining Recorder’s Office.  There is no formal agreement between Mr. McClaren and the Province of British Columbia.

Mr. McClaren’s interest in the Sallus mineral claims will continue into perpetuity provided that the mineral claims remain in good standing by paying the applicable fee which is based upon whether exploration work takes place.  If exploration work take places and expenditures are made for this purpose in an amount stipulated by the government, the claims can be maintained in good standing by simply remitting a filing fee to the Province of British Columbia that currently does not exceed $115.  If no exploration work takes place, the claims can be kept in good standing by remitting to the Province of British Columbia the stipulated amount that otherwise was required to be expended for exploration work together with the payment of a filing fee or payment that currently does not exceed $115.

In order to extend the expiry dates of a mineral claim, the British Columbia government requires either (1) completion of exploration work on the mineral claims valued at an amount stipulated by the government and the payment of a filing fee; or (2) payment to the Province of British Columbia the stipulated amount that otherwise was required to be expended for exploration work in lieu of completing exploration work and the payment of a filing fee to maintain the mineral claims.  When exploration work valued at an amount stipulated by the government is completed and a filing fee is remitted to the Province of British Columbia, the expiry dates of the mineral claims can be extended for a maximum of 10 additional years at a time.  In the event that no exploration work is completed and a filing fee and additional fee are paid to the Province of British Columbia in lieu of completing exploration work, the expiry dates of the mineral claims can be extended for a maximum of only 1 additional year.

Under the terms of the Mining Option Agreement between rider Exploration, Inc. and Mr. McClaren, we acquired an option to purchase a 100% interest in the Sallus mineral claims. Under that Agreement, we have already paid Mr. McClaren an initial sum of C$5,000 to acquire the option and an additional option payment of C$5,000, which was due prior to December 31, 2008. The Agreement also requires an additional C$10,000 prior to December 31, 2010. In addition, we incurred C$4,000 in cash-in-lieu of exploration expenditures prior to December 31, 2009, and we must incur further exploration expenses (or cash-in-lieu) of C$4,000 prior to June 10, 2010, C$50,000 prior to December 31, 2011 and CDN$100,000 prior to Decmber 31, 2012.  Under the terms of the Mining Option Agreement, we are to exercise our option by making the above payments and incurring the above exploration expenses.

We will either satisfy the payment terms of the Mining Option Agreement in the time frame provided, thereby resulting in us exercising this option, or we will fail to satisfy the payment terms and be in default of the Mining Option Agreement. The Optionor can terminate the Mining Option Agreement if we fail to cure any default within 45 days after the receipt of notice of default.  Our option will expire if we are in default of the Mining Option Agreement and fail to cure any default within 45 days after the receipt of notice of default.

We selected Sallus mineral properties based upon an independent geological report, which was commissioned from Barry Price, a Consulting Geologist. Mr. Price recommended a two-phase exploration program on these claims that will cost us approximately US$428,000. We expect to begin Phase I of our exploration program in the third quarter of 2010.

Description and Location of the Sallus mineral claims

The Sallus mineral claims consist of the following claims located in the Lillooet Mining Division of British Columbia:

MINERAL TITLES – SALLUS PROPERTY

Tenure Number	Claim Name	Owner	Map Number	Good To Date	Status	Area
588045	SALLUS	117354 (100%)	092I	2010/jun/10	GOOD	490.318
588046	SALLUS 2	117354 (100%)	092I	2010/jun/10	GOOD	367.9

The Province of British Columbia owns the land covered by the Sallus mineral claims. Currently, we are not aware of any native land claims that might affect the title to the mineral claims or to British Columbia’s title to the property. Although we are unaware of any situation that would threaten these claims, it is possible that a native land claim could be made in the future. The federal and provincial government policy at this time is to consult with all potentially affected native bands and other stakeholders in the area of any potential commercial production. If we should encounter a situation where a native person or group claims an interest in these claims, we may choose to provide compensation to the affected party in order to continue with our exploration work, or if such an option is not available, we may have to relinquish any interest that we hold in these claims.

Prior to the expiry dates listed above, based on the work completed and/or fees paid, the expiry dates of the claims have been extended to 2010.  In order to extend the expiry dates of a mineral claim, the government requires either (1) completion of exploration work on the mineral claims valued at an amount stipulated by the government and the payment of a filing fee; or (2) payment to the Province of British Columbia the stipulated amount that otherwise was required to be expended for exploration work in lieu of completing exploration work and the payment of a filing fee to maintain the mineral claims.

Currently, an exploration work value of approximately $1.30 per acre is required during each of the first three years after a claim is acquired and an exploration work value of approximately $2.60 per acre is required in subsequent years.  This stipulated amount of expenditures toward exploration work is set by the Province of British Columbia and can be altered in their sole discretion.  Mr. W.A. McClaren originally staked and recorded his ownership in the Sallus mineral claims.  Exploration expenditures on the Sallus mineral claims must be completed and filed with the Province in the required amounts per acre, depending on the claim, or this amount must be paid to the Province of British Columbia by the respective date. A maximum of ten years of work credit may be filed on a claim at a time.

The exploration fees we anticipate incurring over the coming twelve months will result in an extension of the expiry dates of the mineral claims for the maximum of ten years provided that a report and filing fee not exceeding $115 is remitted to the Province of British Columbia.  In the event that no exploration work is completed and a filing fee is paid to the Province of British Columbia in lieu of completing exploration work, the expiry dates of the mineral claims can be extended only on an annual basis into perpetuity for a maximum of only one additional year.  If the required exploration work expenditure is not completed and filed with the Province in any year or if a payment is not made to the Province of British Columbia in lieu of the required work within this year, the mineral claims will lapse and title with revert to the Province of British Columbia.

Geological Exploration Program in General

We have obtained an independent Geological Report and have acquired an option to purchase the Sallus mineral claims. Barry Price, M.Sc., P. Geo, Consulting Geologist, has prepared this Geological Report and reviewed all available exploration data completed on these mineral claims. A primary purpose of the geological report is to review information, if any, from the previous exploration of the mineral claims and to recommend exploration procedures to establish the feasibility of commercial production project on the mineral claims.  The report, among other things, lists the mineral titles on the Sallus property, describes the location and access to the property, provides climate and physiographic information, contains a history and geology of the property, and reviews adjacent properties.  The report also gives conclusions regarding potential mineralization of the mineral claims and recommended a further geological exploration program.

Mr. Price is an Independent Consulting Geologist with offices at Ste. 1028 – 470 Granville Street, Vancouver, BC, telephone: (604) 682-1501.

He graduated from the University of British Columbia in Vancouver, BC, in 1965 with a Bachelors Degree in Science (B.Sc) (Honours), in the field of Geology, and received a further degree of Master of Science (M.Sc) in Economic Geology from the same University in 1972.

He has practiced as a Geologist for the past 40 years in the fields of Mining Exploration, Oil and Gas Exploration, and Geological Consulting.  He has also been the author of a considerable number of Qualifying Reports, Technical Reports and Opinions of Value for junior companies in the past 35 years.

The property that is the subject of the Sallus Creek Property mineral claim is undeveloped and does not contain any open-pit or underground mines which can be rehabilitated. There is no commercial production plant or equipment located on the property that is the subject of the mineral claim. Currently, there is no power supply to the mineral claims. We have not yet commenced the field work phase of our initial exploration program.   Exploration is currently in the planning stages.  Our exploration program is exploratory in nature and there is no assurance that mineral reserves will be found.  The details of the Geological Report are provided below.

Sallus Creek Property Mineral Claim Geological Report, Dated Aug 15, 2008

A primary purpose of the geological report is to review information, if any, from the previous exploration of the mineral claims and to recommend exploration procedures to establish the feasibility of commercial production project on the mineral claims.  The summary report lists results of the history of the exploration of the mineral claims, the regional and local geology of the mineral claims and the mineralization and the geological formations identified as a result of the prior exploration.  The summary report also gave conclusions regarding potential mineralization of the mineral claims and recommended a further geological exploration program.

Exploration Potential of the Sallus Creek Property Mineral Claim

Previous sampling by the Johns-Manville Company yielded copper/Molybdenum anomalies on ground currently covered by the Sallus Creek Property claims.  The claims are underlain by rocks of similar age and lithology as those in which gold anomalies are currently being developed by Paragon Minerals Corp. on their nearby Appleton Linear and JBP claims.

The Sallus Creek area is underlain by the western contact of the Early Jurassic Mount Martley stock which intrudes the Western belt of the Cache Creek Complex (mainly sedimentary rocks including shales and limestones), the stock is a medium to course grained, massive granodiorite with local secondary silicification and serictization near the contacts. Pervasive quartz veins and aplite dikes are found within the stock near the contact. Intense thermal alteration of the sediments is evident near the contact of the stock and disseminated copper mineralization was seen. Limestone, in part, is totally recrystallized. Intense pyritization of the argillites is observed near the contacts, evidenced on surface by rust colorization and gossans.

Within the claims, a plug of rusty, weathered and altered diorite and quartz diorite intrudes argillite. This plus has a very irregular contact, approximately 914 meters long by 609 meters wide, and is probably genetically related to the Mount Martley stock, 1600 meters to the east. Pyrite is abundantly disseminated and smeared along fracture faces throughout the diorite. Very fine traces of native copper have been recognized in the highly weathered diorite. Malachite stain is evident in the diorite.

The Sallus Creek Claim bock is located 10 miles Northeast of Lillooet, British Columbia (N.T.S 92 I/071 and 072) between Gibbs Creek on the south and Sallus Creek on the north. Access is from Lillooet via a secondary road on the east side of the Fraser River to a logging road about 1.3 miles north of Gibbs Creek, and thence eastward to the claims. Four wheel drive vehicles are recommended. Helicopter access to some sites may be more practical, and a helicopter company is based in Lillooet.

No visit to the property has yet been made by us or our consulting geologists.

Recommendations from Our Consulting Geologist

A preliminary prospecting and mapping program could be done initially to examine the porphyry style mineralization and to plan a preliminary drill program of about 5 diamond core holes of about 200-300 meters each.  This would assess the likelihood of substantial copper porphyry on the property.  The area of the Mt. Martley stock should be prospected and staked if additional porphyry style mineralization is suspected.

Exploration Budget

Phase I	Exploration Expenditure
Geological supervision	$7,500
Helper	2,500
Vehicle	1,250
Food, lodging, or camp costs	1,250
Field, camp supplies	500
Helicopter	6,250
Samples	1,875
Mob and Demob	500
Cell Phone/Radio	100
Reports and Drafting	2,000
Reclamation Bond	0
Subtotal (Rounded)	24,000
GST at 6%	1,400
Contingency 10%	2,400
Total Phase I (Rounded)	$28,000
In US (at date of prospectus)	$22,400

Phase II
This phase would be contingent on favorable results from Phase I
Geological Supervision	$15,000
Helper	5,000
Vehicle	2,500
Food, Lodging, or camp costs	3,000
Field, camp supplies	5,500
Helicopter	75,000
Heli Transportable Drill	187,500
Samples	15,000
Mob and Demob	3,000
Cell Phone/Radio	500
Reports and Drafting	10,000
Reclamation Bond	10,000
Subtotal (Rounded)	330,000
GST at 6%	20,000
Contingency 15%	50,000
Total Phase I (Rounded)	$400,000
In US (at date of prospectus)	$320,000

While we have not commenced the field work phase of our initial exploration program, we intend to begin the initial exploratory work as recommended.  We expect that Phase I will begin in the summer of 2010, with Phase II to follow, depending on the initial results.  Upon our review of the results, we will assess whether the results are sufficiently positive to warrant proceeding to Phase II and any additional phases of the exploration program.  We will make the decision to proceed with any further programs based upon our consulting geologist’s review of the results and recommendations.  In order to complete significant additional exploration beyond the currently planned Phase I, we will need to raise additional capital.

Employees

We have no employees other than our President and CEO, Mr. Friberg, and our Secretary and Treasurer, Mr. Decker. We conduct our business largely through agreements with consultants and other independent third party vendors.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

We have neither formed, nor purchased any subsidiaries since our incorporation.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

Item 1A.   Risk Factors.

A smaller reporting company is not required to provide the information required by this Item.

Item 1B.   Unresolved Staff Comments

A smaller reporting company is not required to provide the information required by this Item.

Item 2.   Properties

We have acquired an option to purchase the Sallus mineral claims.  We do not own or lease any property.

Mineral Claims

The Sallus group of reverted crown granted mineral claims is located adjacent to Harrison Mills, BC, a small community between Mission and Agassiz on the Loughheed Highway on the north side of the Fraser River, approximately 75 miles east of Vancouver, B.C. The CPR main line passes through the property. The Loughheed Highway and a number of logging roads provide access to the property. The following maps indicate the location of the Sallus mineral claims within the surrounding area.

Map 1

FIGURE 2. LOCATION MAP SHOWING PORPHYRY COPPER AND MOLYBDENUM DEPOSITS IN SOUTHWESTERN BC.

Corporate Offices

Our principal offices are located at 955 S. Virginia Street, Suite 116, Reno NV  89502-0413, telephone 775-284-0370. Our agent for service of process in Nevada is Nevada Agency and Trust Company., 50 West Liberty Street, Suite 880, Reno, NV 89501.

Item 3.   Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4.   (Removed and Reserved)

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 50,000,000 shares of common stock, par value $0.001 per share (the “Common Stock”).  The Common Stock is not listed on a publicly-traded market.  As of October 31, 2009  there were 37 holders of record of the Common Stock.

Preferred Stock

There are no Preferred Shares authorized at this time.

Dividend Policy

The Company has not declared or paid any cash dividends on its common stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company’s earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans or any individual compensation arrangements with respect to its common stock or preferred stock. The issuance of any of our common or preferred stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

Recent Sales of Unregistered Securities

The Company did not sell any equity securities that were not registered under the Securities Act during the year ended October 31, 2009.

 No securities have been issued for services. Neither the Registrant nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. No services were performed by any purchaser as consideration for the shares issued.

Issuer Purchases of Equity Securities

n/a

Market Information

Our common stock is currently not quoted on any stock exchange or over-the-counter market.

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of October 31, 2009, we had 2,140,000 shares of our common stock issued and outstanding, held by 37 shareholders of record.

Dividends

The Company has not declared, or paid, any cash dividends since inception and does not anticipate declaring or paying a cash dividend for the foreseeable future.

Nevada law prohibits our board from declaring or paying a dividend where, after giving effect to such a dividend, (i) we would not be able to pay our debts as they came due in the ordinary course of our business, or (ii) our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of distribution, to satisfy the rights of any creditors or preferred stockholders.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans.

Item 6.   Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Plan of Operation in the Next Twelve Months

Our plan of operations is to proceed with the exploration of the Sallus mineral claims to determine whether there are commercially exploitable reserves of copper, zinc, molybdenum and other metallic minerals.  We have entered into a Mining Option Agreement regarding the Sallus mineral claims and intend to proceed with the initial exploration program as recommended by our consulting geologist.

Our total expenditures over the next twelve months, excluding costs associated with being a public company, are anticipated to be approximately $60,000 as we undertake Phase I exploration. Specifically, we expect to incur approximately $27,500 in connection with the commencement of Phase I of our recommended geological work program. We will also expend C$14,000 in connection with the Option Agreement and monies due to Mr. McClaren prior to December 31, 2010, or approximately $13,700 We had a working capital deficit in the amount of $8,766 as of October 31, 2009. As such, we have insufficient funds to cover our anticipated expenditures in the next twelve months. However, we plan to raise equity financing in the amount of $80,000 to $100,000, and that should be enough to cover the approximately $60,000 in anticipated expenditures in the next twelve months. Any remaining monies will be carried forward to complete Phase I and begin Phase II. Because of the uncertainties inherent in foreign currency exchange rates, there are uncertainties in our operational costs. Our accounting is in US$ while our Option Agreement payments and other expenses generally require payment in CAN$.

A report of our consulting geologist regarding findings from Phase I is expected within six months of the commencement of Phase I explorations. Once we receive the analysis of our Phase I exploration program, our board of directors, in consultation with our consulting geologist will assess whether to proceed with Phase II of our mineral exploration program.  In making this determination to proceed with a further exploration program, we will make an assessment as to whether the results of the Phase I exploration program are sufficiently positive to enable us to proceed.  This assessment will include an evaluation of our cash reserves after the completion of the initial exploration, the price of minerals, and the market for the financing of mineral exploration projects at the time of our assessment.

In the event the results of our initial exploration program prove not to be sufficiently positive to proceed with further exploration on the Sallus mineral claims, we intend to seek out and acquire interests in other North American mineral exploration properties, which, in the opinion of our consulting geologist, offer attractive mineral exploration opportunities.  If we are unable locate and acquire such prospects, we may be forced to seek other business opportunities.  Presently, we have not given any consideration to the acquisition of other exploration properties because we have only recently commenced our initial exploration program and have not received any results.

In the event our Phase II mineral exploration program is undertaken, it would likely result in significantly more geological data than Phase I because much of the infrastructure constructed in Phase I will still be available during Phase II exploration.

In the event our board of directors, in consultation with our consulting geologist, chooses to complete the Phase I and Phase II mineral exploration programs, we will require additional financing. The objective of the Phase I work is to identify areas that have a strong likelihood of hosting mineral deposits that can be explored further during Phase II. The objective of Phase II work is to commence diamond drilling in areas identified in Phase I to obtain core samples for geochemical analysis.

Upon the completion of the first two exploration phases, or any additional programs, which are successful in identifying mineral deposits, we will have to spend substantial funds on further drilling and engineering studies before we know that we have discovered a mineral reserve. A mineral reserve is a commercially viable mineral deposit.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months.

Results of Operations for the year ended October 31, 2009 and period from Inception (May 17, 2007) to October 31, 2009

We did not earn any revenues from inception through the period ending October 31, 2009. We do not anticipate earning revenues until such time that we are able to locate and exploit commercial reserves of copper, molybdenum and other metallic minerals. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on the Sallus mineral properties, or if such resources are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $35,817 for the year ended October 31, 2009, and $42,430 from our inception on May 17, 2007 to October 31, 2009. The operating expenses of $35,817 for the year ended October 31, 2009 were all general and administrative expenses. The operating expenses of $42,430 for period from inception (May 17, 2007) to October 31, 2009 were also all general and administrative expenses.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to undertaking the additional phases of our geological exploration program and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

We incurred a net loss of $35,718 for the year ended October 31, 2009 and $42,266 from our inception on may 17, 2007 through period ending October 31, 2009. Our losses for all periods are attributable to operating expenses and our lack of revenue.

Liquidity and Capital Resources

We had cash of $1,547 as our only current asset as of October 31, 2009. We had current liabilities of $10,313 as of October 31, 2009. We therefore had a working capital deficit of $8,766 as of October 31, 2009.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of October 31, 2009, there were no off balance sheet arrangements.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.  For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8.   Financial Statements and Supplementary Data

See the financial statements annexed to this annual report.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

During the year, we changed auditors from Moore and Company Charetered to Seale and Beers,CPAs.LLC. There were no disagreements with Moore and Company, Chartered, they were unable to continue as auditors.

Item 9A(T).  Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2009. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 31, 2009.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following information sets forth the names of our current directors and executive officers, their ages as of October 31, 2009 and their present positions.

Name	Age	Position Held with the Company
Steve Friberg	66	President, Chief Executive Officer, and Director
Dan Decker	58	Treasurer, Secretary and Director

Set forth below is a brief description of the background and business experience of executive officers and directors.

Steve Friberg.  Mr. Friberg is the Company’s President and a director. As President, Mr. Friberg is responsible for the day-to-day management of the Company and for the continued strategic evolution of its mineral exploration and development programs.  His business experience includes:

42 years of experience in the mining and exploration industry, working for the past 27 years as a consulting exploration geologist for several major and junior companies. He began his career in Nevada, shortly after the discovery of the Carlin Gold Mine and was responsible for the discovery of a one million ounce gold deposit there. He has since worked throughout North and South America, as well as China. Mr. Friberg holds a BS degree from the University of Nevada.

Dan Decker.  Mr. Decker is the Company Secretary, Treasurer and a director. In this capacity, he will be responsible for all administrative functions and corporate filings.

Mr. Decker served five years as Executive Director of the non-profit CCTV, a children’s educational program which produced drama on film. He subsequently founded and operated a commercial writing school for adults, successfully building and running this company for 15 years. He has produced over 35 stage plays, original, licensed, or written by him and has optioned or sold 15 of his own screenplays. He brings his proven skills in management and administration to Rider Exploration.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To  the best of our knowledge, during the past five years, none of the following  occurred  with  respect  to a present or former director, executive officer, or  employee: (1) any bankruptcy petition filed by or against any business  of which such person was a general partner or executive officer either at  the  time  of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal  proceeding  or  being subject to a pending criminal proceeding  (excluding  traffic  violations and other minor offenses); (3) being subject  to  any order, judgment or decree, not subsequently reversed, suspended or  vacated,  of  any  court  of  competent  jurisdiction,  permanently  or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in  any  type of business, securities or banking activities; and (4) being found by  a  court  of  competent  jurisdiction  (in  a  civil action), the SEC or the Commodities  Futures  Trading  Commission  to  have  violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee

We do not have a separately-designated standing audit committee. The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee. The Board approves the selection of our independent accountants and meets and

Code of Ethics

As of October 31, 2009, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended October 31, 2009 and 2008.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Steve Friberg, President, CEO and Director	2009 2008	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Dan Decker Secretary, Treasurer and Director	2009 2008	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Narrative Disclosure to the Summary Compensation Table

Although we do not currently compensate our officers, we reserve the right to provide compensation at some time in the future.  Our decision to compensate officers depends on the availability of our cash resources with respect to the need for cash to further our business purposes.

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of October 31, 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Steve Friberg, President, CEO and Director	-	-	-	-	-	-	-	-	-
Dan Decker, Secretary, Treasurer and Director	-	-	-	-	-	-	-	-	-

Compensation of Directors

We do not pay any compensation to our directors at this time. However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the above.

Stock Option Plans

We did not have a stock option plan in place as of October 31, 2009.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of October 31, 2009 certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

Title of Class	Name and address of beneficial owner	Number of Shares of Common Stock	Percentage of Common Stock (1)
Common Stock	Steve Friberg 1011 W. 25th Ave Spokane, WA 99203	1,000,000	46.7%
Common Stock	Dan Decker 9573 Gainey Ranch Ave. Las Vegas, NV 89147	500,000	23.4%
Common Stock	All Officers and Directors as a Group (one person)	1,500,000	70.1%

(1)	The percent of class is based on 2,140,000 shares of common stock issued and outstanding as of October 31, 2009

The persons named above have full voting and investment power with respect to the shares indicated.  Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security.  Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.

As of the date of this annual report, our common stock is not traded on any stock exchange or over-the-counter market.

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended Oct. 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2009	$ 6,750	$0	$0	$0
2008	$ 5,250	$608	$0	$0

PART IV

Item 15.   Exhibits, Financial Statements Schedules

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of October 31, 2009 and 2008
F-3	Statements of Operations for year ended October 31, 2009, from inception (May 17, 2007) through October 31, 2008 and from inception (May 17, 2007) through October 31, 2009
F-4	Statement of Stockholders’ Equity for period from inception (May 17, 2007) to October 31, 2009
F-5	Statements of Cash Flows for year ended October 31, 2009, from inception (May 17, 2007) through October 31, 2008 and from inception (may 17, 2007) through October 31, 2009
F-6	Notes to Financial Statements

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
23.1	Consent of Seale and Beers, CPAs
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on September 7, 2007.

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Rider Exploration, Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Rider Exploration, Inc. (An Exploration Stage Company) as of October 31, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and since inception on May 17, 2007 through October 31, 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rider Exploration, Inc. (An Exploration Stage Company) as of October 31, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and since inception on May 17, 2007 through October 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has an accumulated deficit of $42,266, currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
April 7, 2010

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

RIDER EXPLORATION, INC.
(An Exploration Stage Company)
Balance Sheets

ASSETS

	October 31,	October 31,
	2009	2008

CURRENT ASSETS

Cash	$1,547	$26,553

Total Current Assets	1,547	26,553

TOTAL ASSETS	$1,547	$26,553

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$255	$-
Related party payable	10,058	5,101

Total Current Liabilities	10,313	5,101

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: $0.001 par value, 50,000,000 shares
authorized; 2,140,000 shares issued and outstanding	2,140	2,140
Addiitional paid-in capital	31,360	31,360
Stock subscriptions receivable	-	(5,500)
Deficit accumulated during the exploration stage	(42,266)	(6,548)

Total Stockholders' Equity (Deficit)	(8,766)	21,452

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$1,547	$26,553

The accompanying notes are an integral part of these financial statements.

RIDER EXPLORATION, INC.
(An Exploration Stage Company)
Statements of Operations

			From Inception
			on May 17,
	For the Year Ended		2007 Through
	October 31,		October 31,
	2009	2008	2009

REVENUES	$-	$-	$-

EXPENSES

General and administrative	35,817	1,566	42,430

Total Expenses	35,817	1,566	42,430

LOSS FROM OPERATIONS	(35,817)	(1,566)	(42,430)

OTHER INCOME (EXPENSES)

Interest income	99	65	164

Total Other Expenses	99	65	164

LOSS BEFORE INCOME TAXES	(35,718)	(1,501)	(42,266)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(35,718)	$(1,501)	$(42,266)

BASIC LOSS PER SHARE	$(0.02)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	2,140,000	164,973

The accompanying notes are an integral part of these financial statements.

RIDER EXPLORATION, INC.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficit)

					Deficit
					Accumulated	Total
			Additional	Stock	During the	Stockholders'
	Common Stock		Paid-in	Subscription	Exploration	Equity
	Shares	Amount	Capital	Receivable	Stage	(Deficit)

Balance at inception, May 17, 2007	-	$-	$-	$-	$-	$-

Net loss from inception on May 17,
2007 through October 31, 2007	-	-	-	-	(5,047)	(5,047)

Balance, October 31, 2007	-	-	-	-	(5,047)	(5,047)

Common stock issued for cash at $0.001
per share on September 30, 2008	1,500,000	1,500	-	-	-	1,500

Common stock issued for cash at $0.05
per share on September 30, 2008	370,000	370	18,130	-	-	18,500

Common stock issued for cash at $0.05
per share on October 30, 2008	270,000	270	13,230	(5,500)	-	8,000

Net loss for the year ended
October 31, 2008	-	-	-	-	(1,501)	(1,501)

Balance, October 31, 2008	2,140,000	2,140	31,360	(5,500)	(6,548)	21,452

Stock subscriptions received	-	-	-	5,500	-	5,500

Net loss for the year ended
October 31, 2009	-	-	-	-	(35,718)	(35,718)

Balance, October 31, 2009	2,140,000	$2,140	$31,360	$-	$(42,266)	$(8,766)

The accompanying notes are an integral part of these financial statements.

RIDER EXPLORATION, INC.
(An Exploration Stage Company)
Statements of Cash Flows

			From Inception
			on May 17,
	For the Year Ended		2007 Through
	October 31,		October 31,
	2009	2008	2009

OPERATING ACTIVITIES

Net loss	$(35,718)	$(1,501)	$(42,266)
Adjustments to reconcile net loss to net cash
used by operating activities:
Contributed capital	-	-	-
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	(186)	54	255

Net Cash Used in
Operating Activities	(35,904)	(1,447)	(42,011)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Proceeds from related party loans	5,398	-	10,058
Common stock issued for cash	5,500	28,000	33,500

Net Cash Provided by
Financing Activities	10,898	28,000	43,558

NET INCREASE (DECREASE) IN CASH	(25,006)	26,553	1,547

CASH AT BEGINNING OF PERIOD	26,553	-	-

CASH AT END OF PERIOD	$1,547	$26,553	$1,547

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

RIDER EXPLORATION, INC.
(An Exploration Stage Company)
Notes to Financial Statements
October 31, 2009 and 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Rider Exploration, Inc., (the Company) was incorporated in the State of Nevada on May 17, 2007. The Company is in the mineral exploration and development business. The Company has not realized any revenues to date and therefore is classified as an exploration stage company.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Basic (Loss) per Common Share

Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of October 31, 2009 and 2008.

	For the Year Ended October 31, 2009	For the Year Ended October 31, 2008
Loss (numerator)	$(35,718)	$(1,501)
Shares (denominator)	2,140,000.	164,973
Per share amount	$(0.02)	$(0.01)

Revenue Recognition

The Company currently has no source of revenues.  Revenue recognition policies will be determined when principal operations begin.

Comprehensive Income

The Company has no component of other comprehensive income. Accordingly, net income equals comprehensive income for the periods ended October 31, 2009 and 2008.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of October 31, 2009 and 2008.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Income Taxes

The Company provides for income taxes under ASC 740, Accounting for Income Taxes. ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. The Company’s predecessor operated as entity exempt from Federal and State income taxes.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

	October 31 2009	October 31, 2008
Income tax expense at statutory rate	$13,930	$585
Common stock issued for services	-	-
Valuation allowance	(13,930)	(585)
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	October 31, 2009	October 31, 2008
NOL carryover	$16,484	$2,554
Valuation allowance	(16,484)	(2,554)
Net deferred tax asset	$-	$-

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes (Continued)

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $42,266 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

Impairment of Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Accounting Basis

The basis is accounting principles generally accepted in the United States of America.  The Company has adopted an October 31 fiscal year end.

Inventory

The Company accounts for inventory of raw materials and finished goods on a cost basis.  The inventory is maintained on a first in- first out (FIFO) basis. As of October 31, 2008 and 2009 the Company had $-0- and $-0- in inventory.

Stock-Based Compensation

As of October 31, 2009, the Company has not issued any share-based payments to its employees.

Recent Accounting Pronouncements

Below is a listing of the most recent accounting standards and their effect on the Company.

In February 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-08 (ASU 2010-08), Technical Corrections to Various Topics.  This amendment eliminated inconsistencies and outdated provisions and provided the needed clarifications to various topics within Topic 815.  The amendments are effective for the first reporting period (including interim periods) beginning after issuance (February 2, 2010), except for certain amendments.  The amendments to the guidance on accounting for income taxes in a reorganization (Subtopic 852-740) should be applied to reorganizations for which the date of the reorganization is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  For those reorganizations reflected in interim financial statements issued before the amendments in this Update are effective, retrospective application is required.  The clarifications of the guidance on the embedded derivates and hedging (Subtopic 815-15) are effective for fiscal years beginning after December 15, 2009, and should be applied to existing contracts (hybrid instruments) containing embedded derivative features at the date of adoption.  The Company does not expect the provisions of ASU 2010-08 to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-07 (ASU 2010-07), Not-for-Profit Entities (Topic 958): Not-for-Profit Entities: Mergers and Acquisitions.  This amendment to Topic 958 has occurred as a result of the issuance of FAS 164.  The Company does not expect the provisions of ASU 2010-07 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This amendment to Topic 820 has improved disclosures about fair value measurements on the basis of input received from the users of financial statements.  This is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Early adoption is permitted.  The Company does not expect the provisions of ASU 2010-06 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-05 (ASU 2010-05), Compensation – Stock Compensation (Topic 718).  This standard codifies EITF Topic D-110 Escrowed Share Arrangements and the Presumption of Compensation.

Recent Accounting Pronouncements

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-04 (ASU 2010-04), Accounting for Various Topics—Technical Corrections to SEC Paragraphs.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-03 (ASU 2010-03), Extractive Activities—Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures.  This amendment to Topic 932 has improved the reserve estimation and disclosure requirements by (1) updating the reserve estimation requirements for changes in practice and technology that have occurred over the last several decades and (2) expanding the disclosure requirements for equity method investments.  This is effective for annual reporting periods ending on or after December 31, 2009.  However, an entity that becomes subject to the disclosures because of the change to the definition oil- and gas- producing activities may elect to provide those disclosures in annual periods beginning after December 31, 2009.  Early adoption is not permitted.  The Company does not expect the provisions of ASU 2010-03 to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary.  This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP.  It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP.  An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10).  For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160.  The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force).  This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis.  The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

Recent Accounting Pronouncements

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below)

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.  This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.  This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1.  (See EITF 09-1 effective date below)
In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements.  This update changed the accounting model for revenue arrangements that include both tangible products and software elements.  Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements.  This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP.  This amendment has eliminated that residual method of allocation.  Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).  This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent).  It is effective for interim and annual periods ending after December 15, 2009.  Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

Recent Accounting Pronouncements

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance” (“EITF 09-1”).  The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender.  An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors.  EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.   Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope.  Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009.  The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 168 (ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”).  Under SFAS No. 168 the “FASB Accounting Standards Codification” (“Codification”) will become the source of authoritative US GAAP to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for the Company’s interim quarterly period beginning July 1, 2009. The Company does not expect the adoption of SFAS No. 168 to have an impact on the financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In June 2009, the FASB issued SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R) (“SFAS 167”).   SFAS 167 amends the consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R).  SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 166, (ASC Topic 860) “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2009, the FASB issued SFAS No. 164, (ASC Topic 810) “Not-for-Profit Entities: Mergers and Acquisitions – including an amendment of FASB Statement No. 142” (“SFAS 164”). The provisions of SFAS 164 provide guidance on accounting for a combination of not-for-profit entities either via merger or acquisition.  SFAS 164 is effective for mergers occurring on or after the beginning of an initial reporting period beginning on or after December 15, 2009 and acquisitions occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2009. The Company does not expect the provisions of SFAS 164 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the Securities and Exchange Commission’s Office of the Chief Accountant and Division of Corporation Finance announced the release of Staff Accounting Bulletin (SAB) No. 112. This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, Statement of Financial Accounting Standards No. 141 (revised 2007) (ASC Topic 805), Business Combinations, and Statement of Financial Accounting Standards No. 160 (ASC Topic 810), Non-controlling Interests in Consolidated Financial Statements. The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140 (ASC Topic 860), “Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments of Liabilities,” and  FASB  Interpretation 46 (ASC Topic 810) (revised December 2003), “Consolidation of  Variable  Interest Entities − an interpretation of ARB  No. 51 (ASC Topic 810),” as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s financial statements.  The changes would be effective March 1, 2010, on a prospective basis.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has accumulated deficit of $42,266 as of October 31, 2009.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time which raises substantial doubt about its ability to continue as a going concern.

Management plans anticipate that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 3 - RELATED PARTY PAYABLE

Various general and administrative expenses of the Company as well as loans for operating purposes have been paid for or made by a related party of the Company. The related party payables total $10,058 and $5,101 as of October 31, 2009 and 2008.  These notes bear no interest, are uncollateralized and due on demand.

  NOTE 4 - COMMON STOCK

The authorized common stock is 50,000,000 shares with a par value of $0.001 per share.  As of October 31, 2009, The Company had 2,140,000 shares of common stock issued and outstanding.

On September 30, 2008, the Company issued 1,500,000 shares of its common stock to its directors in exchange for $1,500 in cash and 370,000 shares of its common stock to twenty individuals in exchange for $18,500 in cash.

On October 30, 2008, the Company issued 270,000 shares of its common stock to seventeen individuals in exchange for $13,500 in cash.

On November 6, 2008, the Company collected $5,500 in outstanding stock subscriptions receivable.

NOTE 5 - SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through March 17, 2010.  There are no material subsequent events to report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIDER EXPLORATION, INC.

By:	/s/ Steve Friberg
Steve Friberg
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director
April 13, 2010