Form 10-Q
period 2010-01-31
RIDER EXPLORATION INC
filed 2010-04-21
CIK 1455982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January31, 2010
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

As of April 20, 2010, there were 2,140,000 common shares outstanding.

 PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:

Page

5	Balance Sheets as of January 31, 2010 (unaudited) and October 31, 2009 (audited);

6	Statements of Operations for the three months ended January 31, 2010 and 2009, three months ended January 31, 2010 and 2009 and period from inception (May 17, 2007) to January 31, 2010 (unaudited) ;

7	Statement of Stockholders’ Equity for the period from inception (May 17, 2007) through January 31, 2010 (unaudited);

8	Statements of Cash Flows for the three months ended January 31, 2010 and period from inception (May 17, 2007) to January 31, 2010 (unaudited);

9	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended January 31, 2010 are not necessarily indicative of the results that can be expected for the full year.

RIDER EXPLORATION, INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

January 31, 2010 and October 31, 2009

RIDER EXPLORATION, INC.
(An Exploration Stage Company)
Balance Sheets

ASSETS

	January 31,	October 31,
	2010	2009
	(unaudited)	(audited)

CURRENT ASSETS

Cash	$1,467	$1,547

Total Current Assets	1,467	1,547

TOTAL ASSETS	$1,467	$1,547

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$450	$255
Related party payable	18,308	10,058

Total Current Liabilities	18,758	10,313

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: $0.001 par value, 50,000,000 shares
authorized; 2,140,000 shares issued and outstanding	2,140	2,140
Additional paid-in capital	31,360	31,360
Deficit accumulated during the exploration stage	(50,791)	(42,266)

Total Stockholders' Equity (Deficit)	(17,291)	(8,766)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$1,467	$1,547

The accompanying notes are an integral part of these financial statements

RIDER EXPLORATION, INC.
(An Exploration Stage Company)
Statements of Operations
(unaudited)

			From Inception
			on May 17,
	For the Three Months Ended		2007 Through
	January 31,		January 31,
	2010	2009	2010

REVENUES	$-	$-	$-

OPERATING EXPENSES

General and administrative	8,525	5,607	50,955

Total Operating Expenses	8,525	5,607	50,955

LOSS FROM OPERATIONS	(8,525)	(5,607)	(50,955)

OTHER INCOME

Interest income	-	-	164

Total Other Income	-	-	164

LOSS BEFORE INCOME TAXES	(8,525)	(5,607)	(50,791)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(8,525)	$(5,607)	$(50,791)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING	2,140,000	2,140,000

The accompanying notes are an integral part of these financial statements

RIDER EXPLORATION, INC.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficit)
					Deficit
					Accumulated	Total
			Additional	Stock	During the	Stockholders'
	Common Stock		Paid-in	Subscription	Exploration	Equity
	Shares	Amount	Capital	Receivable	Stage	(Deficit)
Balance at inception, May 17, 2007	-	$-	$-	$-	$-	$-

Net loss from inception on May 17,
2007 through October 31, 2007	-	-	-	-	(5,047)	(5,047)

Balance, October 31, 2007	-	-	-	-	(5,047)	(5,047)

Common stock issued for cash at $0.001
per share on September 30, 2008	1,500,000	1,500	-	-	-	1,500
Common stock issued for cash at $0.05
per share on September 30, 2008	370,000	370	18,130	-	-	18,500
Common stock issued for cash at $0.05
per share on October 30, 2008	270,000	270	13,230	(5,500)	-	8,000
Net loss for the year ended
October 31, 2008	-	-	-	-	(1,501)	(1,501)

Balance, October 31, 2008	2,140,000	2,140	31,360	(5,500)	(6,548)	21,452

Stock subscriptions received	-	-	-	5,500	-	5,500
Net loss for the year ended
October 31, 2009	-	-	-	-	(35,718)	(35,718)

Balance, October 31, 2009	2,140,000	2,140	31,360	-	(42,266)	(8,766)

Net loss for three months ended
January 31, 2010 (unaudited)	-	-	-	-	(8,525)	(8,525)

Balance, January 31, 2010 (unaudited)	2,140,000	$2,140	$31,360	$-	$(50,791)	$(17,291)

The accompanying notes are an integral part of these financial statements

RIDER EXPLORATION, INC.
(An Exploration Stage Company)
Statements of Cash Flows
(unaudited)

			From Inception
			on May 17,
	For the Three Months Ended		2007 Through
	January 31,		January 31,
	2010	2009	2010

OPERATING ACTIVITIES

Net loss	$(8,525)	$(5,607)	$(50,791)
Adjustments to reconcile net loss to net cash
used by operating activities:
Contributed capital	-	-	-
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	195	-	450

Net Cash Used in
Operating Activities	(8,330)	(5,607)	(50,341)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Proceeds from related party loans	8,250	-	18,308
Common stock issued for cash	-	5,500	33,500

Net Cash Provided by
Financing Activities	8,250	5,500	51,808

NET INCREASE (DECREASE) IN CASH	(80)	(107)	1,467

CASH AT BEGINNING OF PERIOD	1,547	26,553	-

CASH AT END OF PERIOD	$1,467	$26,446	$1,467

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-
Non-Cash Activities:
Expenses paid by Related Parties	$8,250	$-	$18,308

The accompanying notes are an integral part of these financial statements

RIDER EXPLORATION, INC.
(An Exploration Stage Company)
Condensed Notes to Financial Statements
January 31, 2010 and October 31, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at January 31, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's October 31, 2009 audited financial statements.  The results of operations for the periods ended January 31, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

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

Recent Accounting Pronouncements

The following Recent Accounting Pronouncements, issued since the October 31, 2009 audited financial statements of the Company were released, have no material impact on the financial position, results of operations, or cash flows of the Company:

•
April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-13 (ASU 2010-13), Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades--a consensus of the FASB Emerging Issues Task Force;

•
April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-12 (ASU 2010-12), Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts (SEC Update);

RIDER EXPLORATION, INC.
(An Exploration Stage Company)
Condensed Notes to Financial Statements
January 31, 2010 and October 31, 2009

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)

•
March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives;

•	February 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-10 (ASU 2010-10), Consolidation (Topic 810): Amendments for Certain Investment Funds;
•
February 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-09 (ASU 2010-09), Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements;

•	February 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-08 (ASU 2010-08), Technical Corrections to Various Topics;
•
January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-07 (ASU 2010-07), Not-for-Profit Entities (Topic 958): Not-for-Profit Entities: Mergers and Acquisitions;

•
January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements;

•
January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-05 (ASU 2010-05), Compensation – Stock Compensation (Topic 718).  This standard codifies EITF Topic D-110 Escrowed Share Arrangements and the Presumption of Compensation;

•	January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-04 (ASU 2010-04), Accounting for Various Topics—Technical Corrections to SEC Paragraphs;
•
January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-03 (ASU 2010-03), Extractive Activities—Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures.

NOTE 4 - RELATED PARTY PAYABLE

Various general and administrative expenses of the Company as well as loans for operating purposes have been paid for or made by a related party of the Company. The related party payables total $18,308 and $10,058 as of January 31, 2010 and October 31, 2009, respectively. These notes bear no interest, are uncollateralized and due on demand.

NOTE 5 - SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report.  There are no material subsequent events to report.

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

Our total expenditures over the next twelve months, excluding costs associated with being a public company, are anticipated to be approximately $60,000 as we undertake Phase I exploration. Specifically, we expect to incur approximately $28,000 in connection with the commencement of Phase I of our recommended geological work program, as follows:

Phase I	Exploration Expenditure
Geological supervision	$7,500
Helper	2,500
Vehicle	1,250
Food, lodging, or camp costs	1,250
Field, camp supplies	500
Helicopter	6,250
Samples	1,875
Mob and Demob	500
Cell Phone/Radio	100
Reports and Drafting	2,000
Reclamation Bond	0
Subtotal (Rounded)	24,000
GST at 6%	1,400
Contingency 10%	2,400
Total Phase I (Rounded)	$28,000
In US (at 01/31/10)	$28,000

We will also expend C$14,000 in connection with the Option Agreement and monies due to Mr. McClaren prior to December 31, 2009, also approximately US $14,000. We had negative working capital in the amount of $17,291as of January 31, 2010. This figure is insufficient to cover our anticipated expenditures in the next twelve months. However, our working capital, along with our plan to raise equity financing in the amount of $60,000 to $100,000, should be enough to cover the approximately $60,000 in anticipated expenditures in the next twelve months. Any remaining monies will be carried forward to begin Phase II. Because of the uncertainties inherent in foreign currency exchange rates, there are uncertainties in our operational costs. Our accounting is in US$ while our Option Agreement payments and other expenses generally require payment in CAN$.

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

Results of Operations for the three months ended January 31, 2010 and period from Inception (May 17, 2007) to January 31, 2010

We did not earn any revenues from inception through the period ending January 31, 2010. We do not anticipate earning revenues until such time that we are able to locate and exploit commercial reserves of copper, molybdenum, and other metallic minerals. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on the Sallus Creek mineral properties, or if such resources are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $8,525 for the three months ended January 31, 2010, and $50,955 from our inception on May 17, 2007 to January 31, 2010. The operating expenses for the three months ended January 31, 2010 consisted of general and administrative expenses in the amount of $8,525.The operating expenses for the period from our inception on May 17, 2007 to January 31, 2010 included mining property expenses in the amount of $9,000, and general and administrative expenses in the amount of $41,955.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to undertaking the additional phases of our geological exploration program and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

We incurred a net loss of $8,525 for the three months ended January 31, 2010 and a net loss of $50,791 from our inception on May 17, 2007 through period ending January 31, 2010. Our losses for all periods are attributable to operating expenses and our lack of revenue.

Liquidity and Capital Resources

We had cash of $1,467 as our only current asset as of January 31, 2010. We had current liabilities of $18,758 as of January 31, 2010. We therefore had working capital deficit of $17,291 as of January 31, 2010.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of January 31, 2010, there were no off balance sheet arrangements.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.  For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4.    Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Steve Friberg. Based upon that evaluation, our Chief Executive Officer, and Chief Financial Officer concluded that, as of January 31, 2010, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended January 31, 2010.

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

Item 1A.  Risk Factors

Not required.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.    Defaults upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended January 31, 2010.

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

Rider Exploration, Inc.

Date: April 13, 2010	By:	/s/ STEVE FRIBERG
Steve Friberg
Chief Executive Officer and Director