Form 10-Q
period 2010-04-30
RIDER EXPLORATION INC
filed 2010-06-04
CIK 1455982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010
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

As of  May 26, 2010, there were 2,140,000 common shares outstanding.

 PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:

Page

5	Balance Sheets as of April 30, 2010 (unaudited) and October 31, 2009 (audited);

6	Statements of Operations for the three months ended April 30, 2010 and 2009, six months ended April 30, 2010 and 2009 and period from inception (May 17, 2007) to April 30, 2010 (unaudited) ;

7	Statement of Stockholders’ Equity for the period from inception (May 17, 2007) through April 30, 2010 (unaudited);

8	Statements of Cash Flows for the three months ended April 30, 2010 and period from inception (May 17, 2007) to April 30, 2010 (unaudited);

9	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended April 30, 2010 are not necessarily indicative of the results that can be expected for the full year.

RIDER EXPLORATION, INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

April 30, 2010 and October 31, 2009

RIDER EXPLORATION, INC.
(An Exploration Stage Company)
Balance Sheets

ASSETS

	April 30,	October 31,
	2010	2009
	(unaudited)	(audited)

CURRENT ASSETS

Cash	$1,363	$1,547

Total Current Assets	1,363	1,547

TOTAL ASSETS	$1,363	$1,547

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$3,895	$255
Related party payable	18,908	10,058

Total Current Liabilities	22,803	10,313

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: $0.001 par value, 50,000,000 shares
authorized; 2,140,000 shares issued and outstanding	2,140	2,140
Additional paid-in capital	31,360	31,360
Deficit accumulated during the exploration stage	(54,940)	(42,266)

Total Stockholders' Equity (Deficit)	(21,440)	(8,766)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$1,363	$1,547

The accompanying notes are an integral part of these financial statements

RIDER EXPLORATION, INC.
(An Exploration Stage Company)
Statements of Operations
(unaudited)

					From Inception
					on May 17,
	For the Three Months Ended		For the Six Months Ended		2007 Through
	April 30,		April 30,		April 30,
	2010	2009	2010	2009	2010

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

General and administrative	4,149	24,867	12,674	30,474	55,104

Total Operating Expenses	4,149	24,867	12,674	30,474	55,104

LOSS FROM OPERATIONS	(4,149)	(24,867)	(12,674)	(30,474)	(55,104)

OTHER INCOME

Interest income	-	99	-	99	164

Total Other Income	-	99	-	99	164

LOSS BEFORE INCOME TAXES	(4,149)	(24,768)	(12,674)	(30,375)	(54,940)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(4,149)	$(24,768)	$(12,674)	$(30,375)	$(54,940)

BASIC LOSS PER SHARE	$(0.00)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	2,140,000	2,140,000	2,140,000	2,140,000

The accompanying notes are an integral part of these financial statements

RIDER EXPLORATION, INC.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficit)

					Deficit
					Accumulated	Total
			Additional	Stock	During the	Stockholders'
	Common Stock		Paid-in	Subscription	Exploration	Equity
	Shares	Amount	Capital	Receivable	Stage	(Deficit)

Balance at inception, May 17, 2007	-	$-	$-	$-	$-	$-

Net loss from inception on May 17,
2007 through October 31, 2007	-	-	-	-	(5,047)	(5,047)

Balance, October 31, 2007	-	-	-	-	(5,047)	(5,047)

Common stock issued for cash at $0.001
per share on September 30, 2008	1,500,000	1,500	-	-	-	1,500

Common stock issued for cash at $0.05
per share on September 30, 2008	370,000	370	18,130	-	-	18,500

Common stock issued for cash at $0.05
per share on October 30, 2008	270,000	270	13,230	(5,500)	-	8,000

Net loss for the year ended
October 31, 2008	-	-	-	-	(1,501)	(1,501)

Balance, October 31, 2008	2,140,000	2,140	31,360	(5,500)	(6,548)	21,452

Stock subscriptions received	-	-	-	5,500	-	5,500

Net loss for the year ended
October 31, 2009	-	-	-	-	(35,718)	(35,718)

Balance, October 31, 2009	2,140,000	2,140	31,360	-	(42,266)	(8,766)

Net loss for six months ended
April 30, 2010 (unaudited)	-	-	-	-	(12,674)	(12,674)

Balance, April 30, 2010 (unaudited)	2,140,000	$2,140	$31,360	$-	$(54,940)	$(21,440)

The accompanying notes are an integral part of these financial statements

RIDER EXPLORATION, INC.
(An Exploration Stage Company)
Statements of Cash Flows
(unaudited)

			From Inception
			on May 17,
	For the Six Months Ended		2007 Through
	April 30,		April 30,
	2010	2009	2010

OPERATING ACTIVITIES

Net loss	$(12,674)	$(30,375)	$(54,940)
Adjustments to reconcile net loss to net cash
used by operating activities:
Contributed capital	-	-	-
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	3,640	-	3,895

Net Cash Used in
Operating Activities	(9,034)	(30,375)	(51,045)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Proceeds from related party loans	8,850	-	18,908
Common stock issued for cash	-	5,500	33,500

Net Cash Provided by
Financing Activities	8,850	5,500	52,408

NET INCREASE (DECREASE) IN CASH	(184)	(24,875)	1,363

CASH AT BEGINNING OF PERIOD	1,547	26,553	-

CASH AT END OF PERIOD	$1,363	$1,678	$1,363

The accompanying notes are an integral part of these financial statements

RIDER EXPLORATION, INC.
(An Exploration Stage Company)
Condensed Notes to Financial Statements
April 30, 2010 and October 31, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at April 30, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's October 31, 2009 audited financial statements.  The results of operations for the periods ended April 30, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

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

Recent Accounting Pronouncements

Below is a listing of the most recent accounting pronouncements issued since the October 31, 2009 audited financial statements of the Company were released and through May 27, 2010. The Company has evaluated these pronouncements and does not expect their adoption to have a material impact on the Company’s financial position, or statements.

•
Accounting Standards Update 2010-18-Receivables (Topic 310): Effect of a loan modification when the loan is part of a pool that is accounted for as a single asset-a consensus of the FASB emerging issues task force. Effective for fiscal years on or after July 15, 2010.

•
Accounting Standards Update 2010-17 Revenue Recognition- Milestone Method (Topic 605): Milestone Method of Revenue Recognition – a consensus of the FASB emerging issues task force. Effective for fiscal years on or after June 15, 2010.

RIDER EXPLORATION, INC.
(An Exploration Stage Company)
Condensed Notes to Financial Statements
April 30, 2010 and October 31, 2009

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)

•	Accounting Standards Update 2010-16 Entertainment- Casinos (Topic 924): Accruals for casino jackpot liabilities – a consensus of the FASB emerging issues task force. Effective December 15, 2010.
•
Accounting Standards Update 2010-15 Financial Services-Insurance (Topic 994): How investments held through separate accounts affect an insurer’s consolidation analysis of those investments- a consensus of the FASB Emerging Issues Task Force. Effective December 15, 2010.

•	Accounting Standards Update 2010-14 Accounting for Extractive Activities – Oil & Gas- amendments to paragraph 932-10-S99-1(SEC update)
•
Accounting Standards Update 2010-13 Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades-a consensus of the FASB Emerging Issues Task Force. Effective July 1, 2010.

•	Accounting Standards Update 2010-12 Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts (SEC Update). Effective July 1, 2010.
•	Accounting Standards Update 2010-11Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives. Effective July 1, 2010.
•	Accounting Standards Update 2010-10 Consolidation (Topic 810): Amendments for Certain Investment Funds. Effective July 1, 2010.
•	Accounting Standards Update 2010-09 Subsequent Events (topic 855): Amendments to Certain Recognition and Disclosure Requirements. Effective July 1, 2010.
•	Accounting Standards Update 2010-08 Technical Corrections to Various Topics
•	Accounting Standards Update 2010-07 Not-for-Profit Entities (Topic 958): Not-for-profit Entities: Mergers and Acquisitions. Effective July 1, 2010.
•	Accounting Standards Update 2010-06 Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. Effective July 1, 2010.
•	Accounting Standards Update 2010-05 Compensation-Stock Compensation (Topic718): Escrowed share arrangements and the Presumption of Compensation (SEC Update). Effective July 1, 2010.
•	Accounting Standards Update 2010-04 (ASU 2010-04), Accounting for Various Topics-Technical Corrections to SEC Paragraphs. Effective July 1, 2010.
•
Accounting Standards Update 2010-03 (ASU 2010-03), Extractive Activities—Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures. (January 2010) Effective for annual reporting periods ending on or after December 31, 2009. Early adoption is not permitted.

NOTE 4 - RELATED PARTY PAYABLE

Various general and administrative expenses of the Company as well as loans for operating purposes have been paid for or made by a related party of the Company. The related party payables total $18,908 and $10,058 as of April 30, 2010 and October 31, 2009, respectively. These notes bear no interest, are uncollateralized and due on demand.

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

We will also expend C$14,000 in connection with the Option Agreement and monies due to Mr. McClaren prior to December 31, 2009, also approximately US $14,000. We had negative working capital in the amount of $21,440 as of April 30, 2010. This figure is insufficient to cover our anticipated expenditures in the next twelve months. However, our working capital, along with our plan to raise equity financing in the amount of $60,000 to $100,000, should be enough to cover the approximately $60,000 in anticipated expenditures in the next twelve months. Any remaining monies will be carried forward to begin Phase II. Because of the uncertainties inherent in foreign currency exchange rates, there are uncertainties in our operational costs. Our accounting is in US$ while our Option Agreement payments and other expenses generally require payment in CAN$.

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

Results of Operations for the three months ended April 30, 2010 and 2009

We did not earn any revenues from inception through the period ending April 30, 2010. We do not anticipate earning revenues until such time that we are able to locate and exploit commercial reserves of copper, molybdenum, and other metallic minerals. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on the Sallus Creek mineral properties, or if such resources are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $4,149 for the three months ended April 30, 2010 and $24,867 for the three months ended April 30, 2009.  The operating expenses for the three months ended April 30, 2010 consisted of general and administrative expenses in the amount of $4,149. The operating expenses for the three months ended April 30, 2009 included general and administrative expenses in the amount of $24,867.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to undertaking the additional phases of our geological exploration program and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

We incurred a net loss of $4,149 and $24,768 for the three months ended April 30, 2010 and 2009.  Our losses for all periods are attributable to operating expenses and our lack of revenue.

Results of Operations for the six months ended April 30, 2010 and 2009

Revenues for the six months ended April 30, 2010 and 2009 were $-0-.

We incurred operating expenses in the amount of $12,674 for the six months ended April 30, 2010 and $30,474 for the six months ended April 30, 2009.  The operating expenses for the six months ended April 30, 2010 consisted of general and administrative expenses in the amount of $12,674. The operating expenses for the three months ended April 30, 2009 included general and administrative expenses in the amount of $30,474.

We incurred a net loss of $12,674 and $30,375 for the six months ended April 30, 2010 and 2009.  Our losses for all periods are attributable to operating expenses and our lack of revenue.

Liquidity and Capital Resources

We had cash of $1,363 as our only current asset as of April 30, 2010. We had current liabilities of $22,803 as of April 30, 2010. We therefore had working capital deficit of $21,440 as of April 30, 2010.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of April 30, 2010, there were no off balance sheet arrangements.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.  For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Steve Friberg. Based upon that evaluation, our Chief Executive Officer, and Chief Financial Officer concluded that, as of April 30, 2010, our disclosure controls and procedures are not effective due to the lack of sufficient segregation of duties and an audit committee.  There have been no changes in our internal controls over financial reporting during the quarter ended April 30, 2010.  The Company has plans to address the material weaknesses in internal control as the Company becomes profitable and as capital becomes available.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended April 30, 2010.

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

Rider Exploration, Inc.

Date: June 3, 2010	By:	/s/ STEVE FRIBERG
Steve Friberg
Chief Executive Officer and Director