Form 10-Q
period 2010-07-31
RIDER EXPLORATION INC
filed 2010-09-15
CIK 1455982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010
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

As of  Septeember 10, 2010, there were 2,572,160 common shares outstanding.

 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:

Page

5	Balance Sheets as of July 31, 2010 (unaudited) and October 31, 2009 (audited);

6	Statements of Operations for the three months ended July 31, 2010 and 2009, six months ended July 31, 2010 and 2009 and period from inception (May 17, 2007) to July 31, 2010 (unaudited) ;

7	Statement of Stockholders’ Equity for the period from inception (May 17, 2007) through July 31, 2010 (unaudited);

8	Statements of Cash Flows for the three months ended July 31, 2010 and period from inception (May 17, 2007) to July 31, 2010 (unaudited);

9	Notes to Financial Statements;

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

RIDER EXPLORATION, INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

July 31, 2010 and October 31, 2009

RIDER EXPLORATION, INC.
(An Exploration Stage Company)
Condensed Balance Sheets

ASSETS

	July 31,	October 31,
	2010	2009
	(Unaudited)
CURRENT ASSETS

Cash	$1,282	$1,547

Total Current Assets	1,282	1,547

TOTAL ASSETS	$1,282	$1,547

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$3,580	$255
Related party payable	160	10,058

Total Current Liabilities	3,740	10,313

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: $0.001 par value, 50,000,000 shares
authorized; 2,572,160 and 2,140,000 shares issued
and outstanding, respectively	2,572	2,140
Addiitional paid-in capital	52,536	31,360
Deficit accumulated during the exploration stage	(57,566)	(42,266)

Total Stockholders' Equity (Deficit)	(2,458)	(8,766)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$1,282	$1,547

The accompanying notes are an integral part of these condensed financial statements.

RIDER EXPLORATION, INC.
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)

					From Inception
					on May 17,
	For the Three Months Ended		For the Nine Months Ended		2007 Through
	July 31,		July 31,		July 31,
	2010	2009	2010	2009	2010

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

General and administrative	2,626	3,428	15,300	33,902	57,730

Total Operating Expenses	2,626	3,428	15,300	33,902	57,730

LOSS FROM OPERATIONS	(2,626)	(3,428)	(15,300)	(33,902)	(57,730)

OTHER INCOME

Interest income	-	-	-	99	164

Total Other Income	-	-	-	99	164

LOSS BEFORE INCOME TAXES	(2,626)	(3,428)	(15,300)	(33,803)	(57,566)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(2,626)	$(3,428)	$(15,300)	$(33,803)	$(57,566)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING	2,191,671	2,140,000	2,157,413	2,140,000

The accompanying notes are an integral part of these condensed financial statements.

RIDER EXPLORATION, INC.
(An Exploration Stage Company)
Condensed Statements of Stockholders' Equity (Deficit)

					Deficit
					Accumulated	Total
			Additional	Stock	During the	Stockholders'
	Common Stock		Paid-in	Subscription	Exploration	Equity
	Shares	Amount	Capital	Receivable	Stage	(Deficit)

Balance at inception, May 17, 2007	-	$-	$-	$-	$-	$-

Net loss from inception on May 17,
2007 through October 31, 2007	-	-	-	-	(5,047)	(5,047)

Balance, October 31, 2007	-	-	-	-	(5,047)	(5,047)

Common stock issued for cash at $0.001
per share on September 30, 2008	1,500,000	1,500	-	-	-	1,500

Common stock issued for cash at $0.05
per share on September 30, 2008	370,000	370	18,130	-	-	18,500

Common stock issued for cash at $0.05
per share on October 30, 2008	270,000	270	13,230	(5,500)	-	8,000

Net loss for the year ended
October 31, 2008	-	-	-	-	(1,501)	(1,501)

Balance, October 31, 2008	2,140,000	2,140	31,360	(5,500)	(6,548)	21,452

Stock subscriptions received	-	-	-	5,500	-	5,500

Net loss for the year ended
October 31, 2009	-	-	-	-	(35,718)	(35,718)

Balance, October 31, 2009	2,140,000	2,140	31,360	-	(42,266)	(8,766)

Common stock issued for debt at $0.05
per share on July 21, 2010 (unaudited)	432,160	432	21,176	-	-	21,608

Net loss for nine months ended
July 31, 2010 (unaudited)	-	-	-	-	(15,300)	(15,300)

Balance, July 31, 2010 (unaudited)	2,572,160	$2,572	$52,536	$-	$(57,566)	$(2,458)

The accompanying notes are an integral part of these condensed financial statements.

RIDER EXPLORATION, INC.
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			From Inception
			on May 17,
	For the Nine Months Ended		2007 Through
	July 31,		July 31,
	2010	2009	2010

OPERATING ACTIVITIES

Net loss	$(15,300)	$(33,803)	$(57,566)
Adjustments to reconcile net loss to net cash
used by operating activities:
Contributed capital	-	-	-
Expenses paid by related party	11,550	-	11,550
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	3,485	3,458	3,740

Net Cash Used in
Operating Activities	(265)	(30,345)	(42,276)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Proceeds from related party loans	-	-	10,058
Common stock issued for cash	-	5,500	33,500

Net Cash Provided by
Financing Activities	-	5,500	43,558

NET INCREASE (DECREASE) IN CASH	(265)	(24,845)	1,282
CASH AT BEGINNING OF PERIOD	1,547	26,553	-

CASH AT END OF PERIOD	$1,282	$1,708	$1,282

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

Non-Cash Activities:
Common stock issued for debt	$21,608	$-	$21,608
Expenses paid by related party	11,550	-	11,550

The accompanying notes are an integral part of these condensed financial statements.

RIDER EXPLORATION, INC.
(An Exploration Stage Company)
Notes to the Condensed Interim Financial Statements
July 31, 2010 and October 31, 2009
(Unaudited)

NOTE 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying condensed interim financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at July 31, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company's October 31, 2009 audited financial statements.  The results of operations for the periods ended July 31, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company's condensed interim financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Recent Accounting Pronouncements
Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements

RIDER EXPLORATION, INC.
(An Exploration Stage Company)
Notes to the Condensed Interim Financial Statements
July 31, 2010 and October 31, 2009
(Unaudited)

NOTE 4 – RELATED PARTY TRANSACTIONS

Various general and administrative expenses of the Company as well as loans for operating purposes have been paid for or made by a related party of the Company. The related party payable totaled $21,608 on July 21, 2010.  On that date, the Company issued 432,160 shares of its par value $0.001 common stock for $0.05 per share in exchange for the related party debt.  At July 31, 2010, the Company had $160 due to related parties.

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

We will also expend C$14,000 in connection with the Option Agreement and monies due to Mr. McClaren prior to December 31, 2009, also approximately US $14,000. We had negative working capital in the amount of $2,458 as of July 31, 2010. This figure is insufficient to cover our anticipated expenditures in the next twelve months. However, our working capital, along with our plan to raise equity financing in the amount of $60,000 to $100,000, should be enough to cover the approximately $60,000 in anticipated expenditures in the next twelve months. Any remaining monies will be carried forward to begin Phase II. Because of the uncertainties inherent in foreign currency exchange rates, there are uncertainties in our operational costs. Our accounting is in US$ while our Option Agreement payments and other expenses generally require payment in CAN$.

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

Results of Operations for the three months ended April 30, 2010 and 2009

We did not earn any revenues from inception through the period ending July 31, 2010. We do not anticipate earning revenues until such time that we are able to locate and exploit commercial reserves of copper, molybdenum, and other metallic minerals. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on the Sallus Creek mineral properties, or if such resources are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $2,626 for the three months ended July 31, 2010 and $3,428 for the three months ended July 31, 2009.  The operating expenses for the three months ended July 31, 2010 consisted of general and administrative expenses in the amount of $2,626. The operating expenses for the three months ended july 31, 2009 included general and administrative expenses in the amount of $3,428.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to undertaking the additional phases of our geological exploration program and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

We incurred a net loss of $2,626 and $3,428 for the three months ended July 31, 2010 and 2009.  Our losses for all periods are attributable to operating expenses and our lack of revenue.

Results of Operations for the six months ended July 31, 2010 and 2009

Revenues for the six months ended Jjuly 31, 2010 and 2009 were $-0-.

We incurred operating expenses in the amount of $15,300 for the nine months ended July 31, 2010 and $33,902 for the nine months ended July 31, 2009.  The operating expenses for the six months ended July 31, 2010 consisted of general and administrative expenses in the amount of $15,300. The operating expenses for the three months ended July 31, 2009 included general and administrative expenses in the amount of $33,902.

We incurred a net loss of $15,300 and $33,803 for the six months ended  July 31, 2010 and 2009.  Our losses for all periods are attributable to operating expenses and our lack of revenue.

Liquidity and Capital Resources

We had cash of $1,282 as our only current asset as of July 31, 2010. We had current liabilities of $3,740 as of July 31, 2010. We therefore had working capital deficit of $2,458 as of July 31, 2010.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of July 31, 2010, there were no off balance sheet arrangements.

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

None

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended July 31, 2010.

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

Rider Exploration, Inc.

Date: September 14 , 2010	By:	/s/ STEVE FRIBERG
Steve Friberg
Chief Executive Officer and Director