Form 10-K
period 2010-10-31
RIDER EXPLORATION INC
filed 2011-01-20
CIK 1455982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________
Commission file number: __________________

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒   No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  38,582,400 as of January 12, 2011.

PART IV

Item 15.	Exhibits, Financial Statement Schedules	25

 PART I
Item 1.   Business

In General

We are an exploration stage company that desires to engage in the exploration of mineral properties.  We have acquired an option to purchase an interest in mineral claims that we refer to as the Sallus mineral claims. Exploration of these mineral claims is required before a final determination as to their viability can be made.  Our option on this property is currently unexercised.  In the event that we do not exercise our option, we will have no interest in the Sallus mineral claims and will not be entitled to receive back any monies spent to maintain the option.

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

Phase I of our exploration program is expected to begin in the second quarter of 2011 and cost approximately $28,000.  Once we receive the results of our Phase I exploration, our board of directors, in consultation with our consulting geologist, will assess whether to proceed with further exploration. Phase II of our exploration program will cost approximately $400,000. The existence of commercially exploitable mineral deposits in the Sallus mineral claims is unknown at the present time and we will not be able to ascertain such information until we receive and evaluate the results of our exploration program.

Our Option Agreement

Mr. M. McClaren staked and recorded his ownership in the Sallus mineral claims under the  .mineral claim staking and recording procedures in place at that time in the Province of British Columbia. Under that system, a prospector records a description of the claim at the Provincial Mining Recorder’s Office.  A party is able to stake and record an interest in a particular mineral claim if no other party has an interest in the said claim that is in good standing and on record at the Provincial Mining Recorder’s Office.  There is no formal agreement between Mr. McClaren and the Province of British Columbia.

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

Under the terms of the Mining Option Agreement between Rider Exploration, Inc. and Mr. McClaren, we acquired an option to purchase a 100% interest in the Sallus mineral claims. Under that Agreement, we have already paid Mr. McClaren an initial sum of C$5,000 to acquire the option and an additional option payment of C$5,000, which was due prior to December 31, 2008. The Agreement also requires an additional C$10,000 prior to December 31, 2010, C$ 2,000 of which has been extended to January 15, , 2011, and C$8,000 of which has been extended to May 31, 2011. In addition, we incurred C$4,000 in cash-in-lieu of exploration expenditures prior to December 31, 2009, and prior to June 10, 2010 we must incur further exploration expenses (or cash-in-lieu) of C$4,000 prior to May 31, 2011, C$50,000 prior to December 31, 2011 and CDN$100,000 prior to Decmber 31, 2012.  Under the terms of the Mining Option Agreement, we are to exercise our option by making the above payments and incurring the above exploration expenses.

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

We selected Sallus mineral properties based upon an independent geological report, which was commissioned from Barry Price, a Consulting Geologist. Mr. Price recommended a two-phase exploration program on these claims that will cost us approximately US$428,000. We expect to begin Phase I of our exploration program in the second quarter of 2011.

Description and Location of the Sallus mineral claims

The Sallus mineral claims consist of the following claims located in the Lillooet Mining Division of British Columbia:

MINERAL TITLES – SALLUS PROPERTY

Tenure Number	Claim Name	Owner	Map Number	Good To Date	Status	Area
588045	SALLUS	117354 (100%)	092I	2011/jun/10	GOOD	490.318
588046	SALLUS 2	117354 (100%)	092I	2011/jun/10	GOOD	367.9

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

Prior to the expiry dates listed above, based on the work completed and/or fees paid, the expiry dates of the claims have been extended to 2011.  In order to extend the expiry dates of a mineral claim, the government requires either (1) completion of exploration work on the mineral claims valued at an amount stipulated by the government and the payment of a filing fee; or (2) payment to the Province of British Columbia the stipulated amount that otherwise was required to be expended for exploration work in lieu of completing exploration work and the payment of a filing fee to maintain the mineral claims.

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

While we have not commenced the field work phase of our initial exploration program, we intend to begin the initial exploratory work as recommended.  We expect that Phase I will begin in the spring of 2011, with Phase II to follow, depending on the initial results.  Upon our review of the results, we will assess whether the results are sufficiently positive to warrant proceeding to Phase II and any additional phases of the exploration program.  We will make the decision to proceed with any further programs based upon our consulting geologist’s review of the results and recommendations.  In order to complete significant additional exploration beyond the currently planned Phase I, we will need to raise additional capital.

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

Item 4.   Submission of Matters to a Vote of Security Holders

On November 10, 2010, the Company effectuated a 15-for-1 forward stock split of the outstanding shares of common stock of the Company. This action was approved by a majority of the Security Holders.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 50,000,000 shares of common stock, par value $.001 per share (the “Common Stock”).  The Common Stock is not listed on a publicly-traded market.  As of November 30, 2010 there were 37 holders of record of the Common Stock.

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

Recent Sales of Unregistered Securities

On November 10, 2010, the Company effectuated a 15-for-1 forward stock split of the outstanding shares of common stock of the Company. This stock split has been reflected on the financial statements on a retroactive basis.

As of October 31, 2010 and 2009, the Company had 38,582,400 and 32,100,000 shares of common stock issued and outstanding.

On July 21, 2010, the Company issued 6,482,400 (432,160 pre-split) shares of its par value $0.001 common stock for $0.0033 ($0.05 pre-split) per share in exchange for the related party debt totaling $21,608.

During the fiscal year ended October 31, 2009, the Company collected $5,500 in outstanding stock subscriptions receivable.

In the year ended October 31, 2008, the Company issued 22,500,000 (1,500,000 pre-split) common shares to directors in exchange for $1,500 in cash and 9,600,000 (640,000 pre-split) common shares in exchange for $32,000 in cash in a private placement.

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

Holders of Our Common Stock

As of November 30, 2010, we had 38,582,400 shares of our common stock issued and outstanding, held by 37 shareholders of record.

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

Our total expenditures over the next twelve months, excluding costs associated with being a public company, are anticipated to be approximately $60,000 as we undertake Phase I exploration. Specifically, we expect to incur approximately $27,500 in connection with the commencement of Phase I of our recommended geological work program. We will also expend C$14,000 in connection with the Option Agreement and monies due to Mr. McClaren prior to June 10, 2010, or approximately $13,700 We had a working capital deficit in the amount of $4,739 as of October 31, 2010. As such, we have insufficient funds to cover our anticipated expenditures in the next twelve months. However, we plan to raise equity financing in the amount of $80,000 to $100,000, and that should be enough to cover the approximately $60,000 in anticipated expenditures in the next twelve months. Any remaining monies will be carried forward to complete Phase I and begin Phase II. Because of the uncertainties inherent in foreign currency exchange rates, there are uncertainties in our operational costs. Our accounting is in US$ while our Option Agreement payments and other expenses generally require payment in CDN$.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months.

Results of Operations for the year ended October 31, 2010 and period from Inception (May 17, 2007) to October  31, 2010

We did not earn any revenues from inception through the period ending October 31, 2010. We do not anticipate earning revenues until such time that we are able to locate and exploit commercial reserves of copper, molybdenum and other metallic minerals. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on the Sallus mineral properties, or if such resources are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $21,382 for the year ended October 31, 2010, and $63,812 from our inception on May 17, 2007 to October 31, 2010. The operating expenses of $21,382 for the year ended October 31, 2010 were all general and administrative expenses including $3,766 of cash-in-lieu of exploration expenditures. The operating expenses of $63,812 for period from inception (May 17, 2007) to October  31, 2010 were also all general and administrative expenses.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to undertaking the additional phases of our geological exploration program and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

We incurred a net loss of $21,382 for the year ended October 31, 2010 and $63,648 from our inception on May 17, 2007 through period ending October 31, 2010. Our losses for all periods are attributable to operating expenses and our lack of revenue.

Liquidity and Capital Resources

We had cash of $1,201 as our only current asset as of October 31, 2010. We had current liabilities of $9,741 as of Ocotber 31, 2010. We therefore had a working capital deficit of $8,540 as of October 31, 2010.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of October 31, 2010, there were no off balance sheet arrangements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Based on their evaluation, they concluded that our disclosure controls and procedures were ineffective.  Due to the Company’s size and limited resources, adequate segregation of duties is not able to be maintained and the Company lacks an audit committee.  The Company plans to address these material weaknesses as resources become available to do so.

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

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 31, 2010 .

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

Item 9B.   Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following information sets forth the names of our current directors and executive officers, their ages as of October 31, 2010 and their present positions.

Name	Age	Position Held with the Company
Steve Friberg	67	President, Chief Executive Officer, and Director
Dan Decker	59	Treasurer, Secretary and Director

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

As of October 31, 2010, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended October 31, 2010 and 2009.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Steve Friberg, President, CEO and Director	2010 2009	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Dan Decker Secretary, Treasurer and Director	2010 2009	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of October 31, 2010.

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

Stock Option Plans

We did not have a stock option plan in place as of October 31, 2010.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of October 31, 2010 (adjusted for 15:1 forward split of  Nov 10, 2010) certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

Title of Class	Name and address of beneficial owner	Number of Shares of Common Stock	Percentage of Common Stock (1)
Common Stock	Steve Friberg 1011 W. 25th Ave Spokane, WA 99203	15,000,000	38.9%
Common Stock	Dan Decker 9573 Gainey Ranch Ave. Las Vegas, NV 89147	7,500,000	19.4%
Common Stock	Silverstone Capital 2251 N. Rampart Blvd., #323, Las Vegas, NV 89128	6,482,400	16.8%
Common Stock	All Officers and Directors as a Group (one person)	22,500,000	58.3%

(1)	The percent of class is based on 38,582,400 shares of common stock issued and outstanding as of October 31, 2010 (adjusted for forward split).

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

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended Oct 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2010	$4,000	$0	$0	$0
2009	$6,750	$0	$0	$0

PART IV

Item 15.   Exhibits, Financial Statements Schedules

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of October 31, 2010 and 2009
F-3	Statements of Operations for year ended October 31, 2010, year ended October 31, 2009 and from inception (May 17, 2007) through October 31, 2010.
F-4	Statement of Stockholders’ Equity for period from inception (May 17, 2007) to October 31, 2010
F-5	Statements of Cash Flows for year ended October 31, 2010, year ended October 31, 2009 and from inception (May 17, 2007) through October31, 2010.
F-6	Notes to Financial Statements

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
23.1	Consent of Seale and Beers, CPAs
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on September 7, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIDER EXPLORATION, INC.

By:	/s/ Steve Friberg
Steve Friberg
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director
Date _______________________

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Dan Decker	By:	/s/ Steve Friberg
	Dan Decker		Steve Friberg
	Secretary, Treasurer and Director Date ______________________		President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director
Date _______________________

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Rider Exploration, Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Rider Exploration, Inc. (An Exploration Stage Company) as of October 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and for the period from inception on May 17, 2007 through October 31, 2010. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rider Exploration, Inc. (An Exploration Stage Company) as of October 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and for the period from inception on May 17, 2007 through October 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and has incurred an accumulated deficit since inception of the business. These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
January 17, 2011

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

RIDER EXPLORATION, INC.
(An Exploration Stage Company)
Balance Sheets

ASSETS

	October 31,	October 31,
	2010	2009

CURRENT ASSETS

Cash	$1,201	$1,547

Total Current Assets	1,201	1,547

TOTAL ASSETS	$1,201	$1,547

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$1,280	$255
Related party payable	8,461	10,058

Total Current Liabilities	9,741	10,313

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: $0.001 par value, 50,000,000 shares
authorized; 38,582,400 and 32,100,000 shares issued
and outstanding, respectively	38,582	32,100
Additional paid-in capital	16,526	1,400
Deficit accumulated during the exploration stage	(63,648)	(42,266)

Total Stockholders' Equity (Deficit)	(8,540)	(8,766)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$1,201	$1,547

The accompanying notes are an integral part of these financial statements.

RIDER EXPLORATION, INC.
(An Exploration Stage Company)
Statements of Operations

			From Inception
			on May 17,
	For the Year Ended		2007 Through
	October 31,		October 31,
	2010	2009	2010

REVENUES	$-	$-	$-

OPERATING EXPENSES

General and administrative	21,382	35,817	63,812

Total Operating Expenses	21,382	35,817	63,812

LOSS FROM OPERATIONS	(21,382	(35,817)	(63,812)

OTHER INCOME

Interest income	-	99	164

Total Other Income	-	99	164

LOSS BEFORE INCOME TAXES	(21,382)	(35,718)	(63,648)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(21,382)	$(35,718)	$(63,648)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING	33,929,280	32,100,000

The accompanying notes are an integral part of these financial statements.

RIDER EXPLORATION, INC.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficit)

					Deficit
					Accumulated	Total
			Additional	Stock	During the	Stockholders'
	Common Stock		Paid-in	Subscription	Exploration	Equity
	Shares	Amount	Capital	Receivable	Stage	(Deficit)
Balance at inception, May 17, 2007	-	$-	$-	$-	$-	$-

Net loss from inception on May 17,
2007 through October 31, 2007	-	-	-	-	(5,047)	(5,047)
Balance, October 31, 2007	-	-	-	-	(5,047)	(5,047)

Common stock issued for cash at $0.0001
per share on September 30, 2008	22,500,000	22,500	(21,000)	-	-	1,500

Common stock issued for cash at $0.0033
per share on September 30, 2008	5,550,000	5,550	12,950	-	-	18,500

Common stock issued for cash at $0.0033
per share on October 30, 2008	4,050,000	4,050	9,450	(5,500)	-	8,000

Net loss for the year ended
October 31, 2008	-	-	-	-	(1,501)	(1,501)
Balance, October 31, 2008	32,100,000	32,100	1,400	(5,500)	(6,548)	21,452

Stock subscriptions received	-	-	-	5,500	-	5,500

Net loss for the year ended
October 31, 2009	-	-	-	-	(35,718)	(35,718)
Balance, October 31, 2009	32,100,000	32,100	1,400	-	(42,266)	(8,766)

Common stock issued for debt at $0.0033
per share on July 21, 2010	6,482,400	6,482	15,126	-	-	21,608

Net loss for year ended
October 31, 2010	-	-	-	-	(21,382)	(21,382)
Balance, October 31, 2010	38,582,400	$38,582	$16,526	$-	$(63,648)	$(8,540)

The accompanying notes are an integral part of these financial statements.

RIDER EXPLORATION, INC.
(An Exploration Stage Company)
Statements of Cash Flows

			From Inception
			on May 17,
	For the Year Ended		2007 Through
	October 31,		October 31,
	2010	2009	2010

OPERATING ACTIVITIES

Net loss	$(21,382)	$(35,718)	$(63,648)
Adjustments to reconcile net loss to net cash
used by operating activities:
Expenses paid by related party	20,011	4,957	27,319
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	1,025	255	4,030

Net Cash Used in
Operating Activities	(346)	(30,506)	(32,299)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Proceeds from related party loans	-	-	-
Common stock issued for cash	-	5,500	33,500

Net Cash Provided by
Financing Activities	-	5,500	33,500

NET INCREASE (DECREASE) IN CASH	(346)	(25,006)	1,201
CASH AT BEGINNING OF PERIOD	1,547	26,553	-

CASH AT END OF PERIOD	$1,201	$1,547	$1,201

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES:
Common stock issued for debt	$21,608	$-	$21,608
Expenses paid by related party	$20,011	$-	$27,319

The accompanying notes are an integral part of these financial statements.

RIDER EXPLORATION, INC.
(An Exploration Stage Company)
Notes to Financial Statements
October 31, 2010 and 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Rider Exploration, Inc., (the Company) was incorporated in the State of Nevada on May 17, 2007.  The Company is in the mineral exploration and development business. The Company owns various mining claims with the intent to conduct mineral exploration.  The Company has not realized any revenues to date and therefore is classified as an exploration stage company.

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

Stock-based compensation
As of October 31, 2010, the Company has not issued any share-based payments to its employees.  The Company adopted ASC 718 effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 718.

Basic (Loss) per Common Share
Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of October 31, 2010.

RIDER EXPLORATION, INC.
(An Exploration Stage Company)
Notes to Financial Statements
October 31, 2010 and 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications
Certain amounts in the year ended October 31, 2009 financial statements have been reclassified to conform to the current period ended October 31, 2010 presentation.

Conversion of Debt
In valuing the reacquisition price of converted debt, the Company applies ASC 470 which states that the more clearly evident value between the stock and the debt should be used.  During the year ended October 31, 2010 the Company used both the face value of the debt and the last cash sale price of shares to calculate the conversion price of the debt.  Refer to note 4 for additional information on the conversion.

Income Taxes
The Company provides for income taxes under ASC 740 which requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. The Company’s predecessor operated as entity exempt from Federal and State income taxes.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

	October 31 2010	October 31, 2009
Income tax expense at statutory rate	$8,339	$13,969)
Common stock issued for services	-	-
Valuation allowance	(8,339)	(13,969)
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	October 31, 2010	October 31, 2009
NOL carryover	$24,861)	$16,522)
Valuation allowance	(24,861)	(16,522)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $63,747 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

Recent Accounting Pronouncements
The Company’s management has evaluated the recently issued accounting pronouncements through the filing date of these financial statements and has determined that the application of these pronouncements will have no material impact on the Company’s financial position and results of operations.

RIDER EXPLORATION, INC.
(An Exploration Stage Company)
Notes to Financial Statements
October 31, 2010 and 2009

NOTE 2 – GOING CONCERN

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

NOTE 3 – RELATED PARTY PAYABLE

Various general and administrative expenses of the Company as well as loans for operating purposes have been paid for or made by a related party of the Company. The related party payable totaled $8,461 and $10,058 as of October 31, 2010 and 2009.  The related party payable bears no interest, is uncollateralized and due on demand.

  NOTE 4 – COMMON STOCK

The authorized common stock is 50,000,000 shares with a par value of $0.001 per share.

On November 10, 2010, the Company effectuated a 15-for-1 forward stock split of the outstanding shares of common stock of the Company. This stock split has been reflected on these financial statements on a retroactive basis.

As of October 31, 2010 and 2009, the Company had 38,582,400 and 32,100,000 shares of common stock issued and outstanding.

On July 21, 2010, the Company issued 6,482,400 (432,160 pre-split) shares of its par value $0.001 common stock for $0.0033 ($0.05 pre-split) per share in exchange for the related party debt totaling $21,608.

During the fiscal year ended October 31, 2009, the Company collected $5,500 in outstanding stock subscriptions receivable.

In the year ended October 31, 2008, the Company issued 22,500,000 (1,500,000 pre-split) common shares to directors in exchange for $1,500 in cash and 9,600,000 (640,000 pre-split) common shares in exchange for $32,000 in cash in a private placement.

RIDER EXPLORATION, INC.
(An Exploration Stage Company)
Notes to Financial Statements
October 31, 2010 and 2009

NOTE 5 – SUBSEQUENT EVENTS

On February 24, 2010 the Company amended the Sallus Claims option agreement to extend the following payments to the dates indicated.

•	$8,000 CDN in option fees on or before May 31, 2011
•	$4,000 CDN in exploration expenditures or cash-in-lieu on or before May 31, 2011
•	$50,000 CDN in additional exploration expenditures on or before December 31, 2011
•	$10,000 CDN in additional exploration expenditures on or before December 31, 2012

In accordance with ASC 855 Company management reviewed all material events through the date these financial statements were filed and there are no additional material subsequent events to report.