Form 10-K/A
period 2010-10-31
RIDER EXPLORATION INC
filed 2011-01-20
CIK 1455982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K /A
(Amendment No. 1)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________
Commission file number: _______________________

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

This amendment to our Annual Report on Form 10-K for the fiscal year ended October 31, 2010 which was filed on January 20, 2011 is being filed solely to add signature dates to the Form 10-K.

In accordance with Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, currently dated certifications of our principal executive officer and our principal financial officer are attached to this Form 10-K/A as Exhibits 31.1, 31.2 and  32.1.

Except for the foregoing amended information, we have not updated the disclosures contained in the Form 10-K/A to reflect events that have occurred subsequent to the filing date of the Original 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Original 10-K and our subsequent filings with the SEC.

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
Date: January 20, 2011

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Dan Decker	By:	/s/ Steve Friberg
	Dan Decker		Steve Friberg
	Secretary, Treasurer and Director Date: January 20, 2011		President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director
Date: January 20, 2011

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