Form 10-K/A
period 2010-10-31
RIDER EXPLORATION INC
filed 2011-02-28
CIK 1455982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K /A
(Amendment No. 2)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________
Commission file number: 000-53999

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
common stock, $0.001 par value

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒   No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $31,680

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  38,582,400 as of January 12, 2011.

EXPLANATORY NOTE

This Amendment No. 2 to our Annual Report on Form 10-K for the fiscal year ended October 31, 2010, as filed with the Securities and Exchange Commission ("SEC") on January 20, 2011, as amended by Amendment No. 1 to Form 10-K as filed with the SEC on January 26, 2011, is being filed in response to comments issued by the SEC and to clarify certain prior disclosures.  This Form 10-K/A contains changes to the Cover Page; Part I - Item 4; Part II - Items 7 and 9A, ; and Part III - Item 10, 12 and 15.

In accordance with Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, currently dated certifications of the Company’s principal executive officer and principal financial officer are attached to this Form 10-K/A as Exhibits 31.1, 31.2, and 32.1, and the text of Exhibits 31.1 and 31.2 have been amended to reflect SEC comments.

Except for the foregoing amended information, the Company has not updated the disclosures contained in the original Form 10-K, as amended, to reflect events that have occurred subsequent to the filing date of the original Form10-K, as amended.  Accordingly, this Form 10-K/A should be read in conjunction with the original Form 10-K, as amended, and our subsequent filings with the SEC.

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

None.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements”. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, they concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.  Due to the Company’s size and limited resources, adequate segregation of duties is not able to be maintained and the Company lacks an audit committee.  The Company plans to address these material weaknesses as resources become available to do so.

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

Steve Friberg. Mr. Friberg is the Company’s President and a director. Mr. Friberg has been self-employed as an independent consulting geologist since 1981 to the present. Additionally, since 2007 to the present, Mr. Friberg has served as an officer and director of Rae Wallace Mining Co. As President, Mr. Friberg is responsible for the day-to-day management of the Company and for the continued strategic evolution of its mineral exploration and development programs.

Dan Decker.  Mr. Decker is the Company Secretary, Treasurer and a director. In this capacity, he will be responsible for all administrative functions and corporate filings.  Mr. Decker has been self-employed as an author, theatrical producer and lecturer since 1992 to the present. Additionally, since 2008 to the present, Mr. Decker has been president of Dan Decker Theatricals, a non-profit theater company.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To  the best of our knowledge, during the past ten years, none of the following  occurred  with  respect  to a present or former director, executive officer, or  employee: (1) any bankruptcy petition filed by or against any business  of which such person was a general partner or executive officer either at  the  time  of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal  proceeding  or  being subject to a pending criminal proceeding  (excluding  traffic  violations and other minor offenses); (3) being subject  to  any order, judgment or decree, not subsequently reversed, suspended or  vacated,  of  any  court  of  competent  jurisdiction,  permanently  or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in  any  type of business, securities or banking activities; (4) being found by  a  court  of  competent  jurisdiction  (in  a  civil action), the SEC or the Commodities  Futures  Trading  Commission  to  have  violated a federal or state securities or federal commodities law, and the judgment has not been reversed, suspended or vacated.  (5) being the subject of, or party to, any federal or state judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated, relating an alleged violation of (i) any federal or state securities or commodities law or regulation, (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanant injunction, order or disgorgement or restitution, civil money penalty or temporary or permanant cease-and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud in connection with any business entity; or (6) being the subject of, or a prty to, any sanction or order, nit subequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity, or organization that has disciplinary authority over its members or persons associated with a member.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of October 31, 2010 (adjusted for 15:1 forward split of  Nov 10, 2010) certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

Title of Class	Name and address of beneficial owner	Number of Shares of Common Stock	Percentage of Common Stock (1)
Common Stock	Steve Friberg 1011 W. 25th Ave Spokane, WA 99203	15,000,000	38.9%
Common Stock	Dan Decker 9573 Gainey Ranch Ave. Las Vegas, NV 89147	7,500,000	19.4%
Common Stock	Silverstone Capital 2251 N. Rampart Blvd., #323, Las Vegas, NV 89128	6,482,400	16.8%
Common Stock	All Officers and Directors as a Group (two persons)	22,500,000	58.3%

(1)	The percent of class is based on 38,582,400 shares of common stock issued and outstanding as of October 31, 2010 (adjusted for forward split).

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

PART IV

Item 15.   Exhibits, Financial Statements Schedules

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of October 31, 2010 and 2009
F-3	Statements of Operations for year ended October 31, 2010, year ended October 31, 2009 and from inception (May 17, 2007) through October 31, 2010.
F-4	Statement of Stockholders’ Equity for period from inception (May 17, 2007) to October 31, 2010
F-5	Statements of Cash Flows for year ended October 31, 2010, year ended October 31, 2009 and from inception (May 17, 2007) through October31, 2010.
F-6	Notes to Financial Statements

Exhibit Number	Description
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIDER EXPLORATION, INC.

By:	/s/ Steve Friberg
Steve Friberg
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director
February 28, 2011

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Dan Decker	By:	/s/ Steve Friberg
	Dan Decker		Steve Friberg
	Secretary, Treasurer and Director February 28, 2011		President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director
February 28, 2011

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