Form 10-Q
period 2011-01-31
RIDER EXPLORATION INC
filed 2011-03-21
CIK 1455982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011
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

As of  March 1, 2011, there were 38,582,400 common shares outstanding.

 PART I - FINANCIAL INFORMATION

Item 1.                      Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:

Page

5	Balance Sheets as of January 31, 2011 (unaudited) and October 31, 2010 (audited);

6	Statements of Operations for the three months ended January 31, 2011 and 2010, six months ended January 31, 2011 and 2010 and period from inception (May 17, 2007) to January 31, 2011 (unaudited) ;

7	Statement of Stockholders’ Equity for the period from inception (May 17, 2007) through January 31, 2011 (unaudited);

8	Statements of Cash Flows for the three months ended January 31, 2011 and period from inception (May 17, 2007) to January 31, 2011 (unaudited);

9	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended January, 2011 are not necessarily indicative of the results that can be expected for the full year.

RIDER EXPLORATION, INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

January 31, 2011 and October 31, 2010

RIDER EXPLORATION, INC.
(An Exploration Stage Company)
Balance Sheets

ASSETS

	January 31,	October 31,
	2011	2010
	(Unaudited)
CURRENT ASSETS

Cash	$1,116	$1,201

Total Current Assets	1,116	1,201

TOTAL ASSETS	$1,116	$1,201

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$5,998	$1,280
Related party payable	15,971	8,461

Total Current Liabilities	21,969	9,741

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: $0.001 par value, 50,000,000 shares
authorized; 38,582,400 shares issued
and outstanding, respectively	38,582	38,582
Addiitional paid-in capital	16,526	16,526
Deficit accumulated during the exploration stage	(75,961)	(63,648)

Total Stockholders' Equity (Deficit)	(20,853)	(8,540)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$1,116	$1,201

The accompanying notes are an integral part of these financial statements.

RIDER EXPLORATION, INC.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

			From Inception
			on May 17,
	For the Three Months Ended		2007 Through
	January 31,		January 31,
	2011	2010	2011

REVENUES	$-	$-	$-

OPERATING EXPENSES

General and administrative	12,313	8,525	76,125

Total Operating Expenses	12,313	8,525	76,125

LOSS FROM OPERATIONS	(12,313)	(8,525)	(76,125)

OTHER INCOME

Interest income	-		164

Total Other Income	-	-	164

LOSS BEFORE INCOME TAXES	(12,313)	(8,525)	(75,961)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(12,313)	$(8,525)	$(75,961)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING	38,582,400	32,100,000

The accompanying notes are an integral part of these financial statements.

RIDER EXPLORATION, INC.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficit)

					Deficit
					Accumulated	Total
			Additional	Stock	During the	Stockholders'
	Common Stock		Paid-in	Subscription	Exploration	Equity
	Shares	Amount	Capital	Receivable	Stage	(Deficit)

Balance at inception, May 17, 2007	-	$-	$-	$-	$-	$-

Net loss from inception on May 17,
2007 through October 31, 2007	-	-	-	-	(5,047)	(5,047)

Balance, October 31, 2007	-	-	-	-	(5,047)	(5,047)

Common stock issued for cash at $0.0001
per share on September 30, 2008	22,500,000	22,500	(21,000)	-	-	1,500

Common stock issued for cash at $0.0033
per share on September 30, 2008	5,550,000	5,550	12,950	-	-	18,500

Common stock issued for cash at $0.0033
per share on October 30, 2008	4,050,000	4,050	9,450	(5,500)	-	8,000

Net loss for the year ended
October 31, 2008	-	-	-	-	(1,501)	(1,501)

Balance, October 31, 2008	32,100,000	32,100	1,400	(5,500)	(6,548)	21,452

Stock subscriptions received	-	-	-	5,500	-	5,500

Net loss for the year ended
October 31, 2009	-	-	-	-	(35,718)	(35,718)

Balance, October 31, 2009	32,100,000	32,100	1,400	-	(42,266)	(8,766)

Common stock issued for debt at $0.0033
per share on July 21, 2010	6,482,400	6,482	15,126	-	-	21,608

Net loss for year ended
October 31, 2010	-	-	-	-	(21,382)	(21,382)

Balance, October 31, 2010	38,582,400	38,582	16,526	-	(63,648)	(8,540)

Net loss for the three months ended
January 31, 2011 (unaudited)	-	-	-	-	(12,313)	(12,313)

Balance, January 31, 2011 (unaudited)	38,582,400	$38,582	$16,526	$-	$(75,961)	$(20,853)

The accompanying notes are an integral part of these financial statements.

RIDER EXPLORATION, INC.
(An Exploration Stage Company)
 Statements of Cash Flows
(Unaudited)

			From Inception
			on May 17,
	For the Three Months Ended		2007 Through
	January 31,		January 31,
	2011	2010	2011

OPERATING ACTIVITIES

Net loss	$(12,313)	$(8,525)	$(75,961)
Adjustments to reconcile net loss to net cash
used by operating activities:
Expenses paid by related party	7,510	8,250	34,829
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	4,718	195	8,748

Net Cash Used in
Operating Activities	(85)	(80)	(32,384)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Common stock issued for cash	-	-	33,500

Net Cash Provided by
Financing Activities	-	-	33,500

NET INCREASE (DECREASE) IN CASH	(85)	(80)	1,116
CASH AT BEGINNING OF PERIOD	1,201	1,547	-

CASH AT END OF PERIOD	$1,116	$1,467	$1,116

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES:
Common stock issued for debt	$-	$-	$21,608
Expenses paid by related party	$7,510	$8,250	$34,829

The accompanying notes are an integral part of these financial statements.

RIDER EXPLORATION, INC.
(An Exploration Stage Company)
Notes to the Condensed Interim Financial Statements
January 31, 2011 and October 31, 2010
(Unaudited)

NOTE 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying condensed interim financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at January 31, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company's October 31, 2010 audited financial statements.  The results of operations for the periods ended January 31, 2011 and 2010 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.  The Company has had no revenues, generated a net loss of $12,313 during the three months ended January 31, 2011 and has generated an accumulated deficit from inception on May 17, 2007 through January 31, 2011 of $75,961.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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
January 31, 2011 and October 31, 2010
(Unaudited)

NOTE 4 – RELATED PARTY TRANSACTIONS

Various general and administrative expenses of the Company as well as loans for operating purposes have been paid for or made by a related party of the Company. The related party payable totaled $21,608 on July 21, 2010.  On that date, the Company issued 432,160 shares of its par value $0.001 common stock for $0.05 per share in exchange for the related party debt.  At January 31, 2011, the Company had $15,971 due to related parties. The liability is non interest bearing, unsecured and due upon demand.

NOTE 5 – CAPITAL STOCK

On November 10, 2010, the Company filed a Certificate of Change Pursuant to NRS 78.209 (the “Certificate”) with the Nevada Secretary of State providing for the designation of a 15-for-1 forward stock split of the outstanding shares of common stock of the Company. After the split, the Company had 38,582,400 shares of common stock issued and outstanding. The effect of the stock split has been retroactively applied to the Company’s financial statements.

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

We will also expend C$8,000 in connection with the Option Agreement and monies due to Mr. McClaren prior to December 31, 2011, also approximately US $8,000. If our results justify continuing on to phase II of our exploration program, we will have to spend an additional Cdn$50,000 in exploration work before December 31, 2011. We had negative working capital in the amount of $20,853 as of January 31, 2011. This figure is insufficient to cover our anticipated expenditures in the next twelve months. However, our working capital, along with our plan to raise equity financing in the amount of $80,000 to $100,000, should be enough to cover the approximately $80,000 in anticipated expenditures in the next twelve months. Any remaining monies will be carried forward to the foloowing year. Because of the uncertainties inherent in foreign currency exchange rates, there are uncertainties in our operational costs. Our accounting is in US$ while our Option Agreement payments and other expenses generally require payment in CAN$.

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

Results of Operations for the three months ended January 31, 2011 and 2010

We did not earn any revenues from inception through the period ending January 31, 2011. We do not anticipate earning revenues until such time that we are able to locate and exploit commercial reserves of copper, molybdenum, and other metallic minerals. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on the Sallus Creek mineral properties, or if such resources are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $12,313 for the three months ended January 31, 2011 and $8,525 for the three months ended January 31, 2010.  The operating expenses for the three months ended January 31, 2011 consisted of general and administrative expenses in the amount of $12,313. The operating expenses for the three months ended January 31, 2010 included general and administrative expenses in the amount of $8,525.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to undertaking the additional phases of our geological exploration program and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

We incurred a net loss of $12,313 and $8,525 for the three months ended January 31, 2011 and 2010.  Our losses for all periods are attributable to operating expenses and our lack of revenue.

Liquidity and Capital Resources

We had cash of $1,116 as our only current asset as of January 31, 2011. We had current liabilities of $21,969 as of January 31, 2011. We therefore had working capital deficit of $20,853 as of January 31, 2011.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of January 31, 2011, there were no off balance sheet arrangements.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.  For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4.  Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2011.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Steve Friberg. Based upon that evaluation, our Chief Executive Officer, and Chief Financial Officer concluded that, as of January 31, 2011, our disclosure controls and procedures are not effective due to the lack of sufficient segregation of duties and an audit committee.  There have been no changes in our internal controls over financial reporting during the quarter ended january 31, 2011.  The Company has plans to address the material weaknesses in internal control as the Company becomes profitable and as capital becomes available.

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

None

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended January 31, 2011.

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
Chief Executive Officer

Date: March 21, 2011