Form 10-K/A
period 2010-10-31
RIDER EXPLORATION INC
filed 2011-04-04
CIK 1455982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 3)

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒   No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $31,680

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  38,582,400 as of March 29, 2011.

EXPLANATORY NOTE

This Amendment No. 3 to our Annual Report on Form 10-K for the fiscal year ended October 31, 2010, as filed with the Securities and Exchange Commission ("SEC") on January 20, 2011, as amended by Amendment No. 1 to Form 10-K as filed with the SEC on January 26, 2011 and Amendment No. 2 to Form 10-K as filed with the SEC on February 28, 2011, is being filed in response to comments issued by the SEC and to clarify certain prior disclosures.  This Form 10-K/A contains changes to Part III - Item 10.

In accordance with Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, currently dated certifications of the Company’s principal executive officer and principal financial officer are attached to this Form 10-K/A as Exhibits 31.1, 31.2, and 32.1.

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

Name	Age	Position Held with the Company
Steve Friberg	67	President, Chief Executive Officer, Chief Financial Officer and Director
Dan Decker	59	Treasurer, Secretary and Director

Set forth below is a brief description of the background and business experience of executive officers and directors.

Steve Friberg. Since May 17, 2007, Mr. Friberg has been the Company’s President, Chief Executive and Chief Financial Officers, and a director. Currently, Mr. Friberg is a part-time employee of the Company and devotes approximately 10% of his professional time to his duties for the Company. Mr. Friberg has been self-employed as an independent consulting geologist since 1981 to 2007. Additionally, since 2007 to the present, Mr. Friberg has served as Vice President of Exploration of Rae Wallace Mining Co. As President, CEO and CFO, Mr. Friberg is responsible for the day-to-day management of the Company and for the continued strategic evolution of its mineral exploration and development programs.

Dan Decker.  Since May 22, 2007 Mr. Decker has been the Company Secretary, Treasurer and a director. Currently, Mr. Decker is a part-time employee of the Company and devotes approximately 10% of his professional time to his Company duties. As Secretary and Treasurer, he is responsible for all Company administrative functions and corporate filings.  Mr. Decker has been self-employed as an author, theatrical producer and lecturer since 1992 to the present. Additionally, since 2008 to the present, Mr. Decker has been president of Dan Decker Theatricals, a non-profit theater company.

Director Qualifications

The following specific experience, qualifications, attributes, or skills of our two directors led the Company to the conclusion that each respective director should serve as a director in light of our business and structure:

Mr. Friberg is qualified to be a Company director because he has worked in the mining business as a professional geologist for 30 years and thus brings industry experience to our Board.   Additionally, Mr. Friberg has been an officer of the Rae Wallace Mining Co. since 2007 and thus brings officer level corporate governance and management to our Board.

Mr. Decker is qualified to be a Company director because he has managed his own business successfully and thus brings management, organizational, operational and administrative experience to our Board.

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

PART IV

Item 15.   Exhibits, Financial Statements Schedules

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
Aprl 1, 2011

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Dan Decker	By:	/s/ Steve Friberg
	Dan Decker		Steve Friberg
	Secretary, Treasurer and Director April 1, 2011		President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director
April 1, 2011