Form 10-K
period 2011-10-31
RIDER EXPLORATION INC
filed 2012-02-15
CIK 1455982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2011
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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒   No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  38,582,400 as of January 25, 2012.

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

Phase I of our exploration program is expected to begin in the second quarter of 2012 and cost approximately $28,000.  Once we receive the results of our Phase I exploration, our board of directors, in consultation with our consulting geologist, will assess whether to proceed with further exploration. Phase II of our exploration program will cost approximately $400,000. The existence of commercially exploitable mineral deposits in the Sallus mineral claims is unknown at the present time and we will not be able to ascertain such information until we receive and evaluate the results of our exploration program.

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

Under the terms of the Mining Option Agreement between Rider Exploration, Inc. and Mr. McClaren, we acquired an option to purchase a 100% interest in the Sallus mineral claims. Under that Agreement, we have already paid Mr. McClaren an initial sum of C$5,000 to acquire the option and an additional option payment of C$5,000, which was due prior to December 31, 2008. The Agreement also requires an additional C$10,000 prior to December 31, 2010, C$ 2,000 of which was extended to January 15, , 2011, and C$8,000 of which was extended to May 31, 2011. In addition, we incurred C$4,000 in cash-in-lieu of exploration expenditures prior to December 31, 2009, prior to June 10, 2010 and C$4,000 prior to May 31, 2011, C$50,000 prior to December 31, 2011 and CDN$100,000 prior to December 31, 2012.  Under the terms of the Mining Option Agreement, we are to exercise our option by making the above payments and incurring the above exploration expenses.

The option agreement was amended at 5/31/11 as follows:

The option shall be exercised by the Optionee by paying to the Optionor Cdn$5,000 on or before May 31, 2007, Cdn$5,000 on or before Dec 31, 2008, Cdn$2,000 on or before Jan 15, 2011 and Cdn$3,000 on or before June 7, 2011;

and by incurring Exploration Expenditures on the property or paying cash in lieu of Cdn$4,000 on or before June 10, 2010, Cdn$4,000 on or before June 7, 2011, Cdn$15,000 on or before Dec 15, 2011, and Cdn$25,000 on or before Dec 31, 2012.

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

As of Jan1, 2012, the Company has not incurred the Cdn$15,000 exploration due Dec 31, 2011, and is currently assessing whether to catch up the required payment or seek another project.

We selected Sallus mineral properties based upon an independent geological report, which was commissioned from Barry Price, a Consulting Geologist. Mr. Price recommended a two-phase exploration program on these claims that will cost us approximately US$428,000. We expect to begin Phase I of our exploration program in the second quarter of 2012.

Description and Location of the Sallus mineral claims

The Sallus mineral claims consist of the following claims located in the Lillooet Mining Division of British Columbia:

MINERAL TITLES – SALLUS PROPERTY

Tenure Number	Claim Name	Owner	Map Number	Good To Date	Status	Area
588045	SALLUS	117354 (100%)	092I	2012/jun/10	GOOD	490.318
588046	SALLUS 2	117354 (100%)	092I	2012/jun/10	GOOD	367.9

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

Prior to the expiry dates listed above, based on the work completed and/or fees paid, the expiry dates of the claims have been extended to 2012.  In order to extend the expiry dates of a mineral claim, the government requires either (1) completion of exploration work on the mineral claims valued at an amount stipulated by the government and the payment of a filing fee; or (2) payment to the Province of British Columbia the stipulated amount that otherwise was required to be expended for exploration work in lieu of completing exploration work and the payment of a filing fee to maintain the mineral claims.

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

Employees

We have no employees other than our President, CEO, Secretary and Treasurer, Hakim. We conduct our business largely through agreements with consultants and other independent third party vendors.

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

Holders of Our Common Stock

As of December 31 2011, we had 38,582,400 shares of our common stock issued and outstanding, held by 37 shareholders of record.

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

Our total expenditures over the next twelve months, excluding costs associated with being a public company, are anticipated to be approximately $60,000 as we undertake Phase I exploration. Specifically, we expect to incur approximately $27,500 in connection with the commencement of Phase I of our recommended geological work program. We will also expend C$15,000 in connection with the Option Agreement due to Mr. McClaren Dec 31, 2011. We had a working capital deficit in the amount of $38,756 as of October 31, 2011. As such, we have insufficient funds to cover our anticipated expenditures in the next twelve months. However, we plan to raise equity financing in the amount of $80,000 to $100,000, and that should be enough to cover the approximately $60,000 in anticipated expenditures in the next twelve months. Any remaining monies will be carried forward to complete Phase I and begin Phase II. Because of the uncertainties inherent in foreign currency exchange rates, there are uncertainties in our operational costs. Our accounting is in US$ while our Option Agreement payments and other expenses generally require payment in CDN$.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months.

Results of Operations for the year ended October 31, 2011 and period from Inception (May 17, 2007) to October  31, 2011

We did not earn any revenues from inception through the period ending October 31, 2011. We do not anticipate earning revenues until such time that we are able to locate and exploit commercial reserves of copper, molybdenum and other metallic minerals. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on the Sallus mineral properties, or if such resources are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $30,216 for the year ended October 31, 2011, and $94,028 from our inception on May 17, 2007 to October 31, 2011. The operating expenses of $30,216 for the year ended October 31, 2011 were all general and administrative expenses. The operating expenses of $94,028 for period from inception (May 17, 2007) to October  31, 2011 were also all general and administrative expenses.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to undertaking the additional phases of our geological exploration program and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

We incurred a net loss of $30,216 for the year ended October 31, 2011 and $94,028 from our inception on May 17, 2007 through period ending October 31, 2011. Our losses for all periods are attributable to operating expenses and our lack of revenue.

Liquidity and Capital Resources

We had cash of $597 as our only current asset as of October 31, 2011. We had current liabilities of $39,353 as of October 31, 2011. We therefore had a working capital deficit of $38,756 as of October 31, 2011.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of October 31, 2011, there were no off balance sheet arrangements.

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

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial
               Disclosure

There were no disagreements with our auditors, Seale and Beers, CPAs.LLC.

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

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 31, 2011 .

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

Item 9B.   Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following information sets forth the names of our current directors and executive officers, their ages as of October 31, 2011 and their positions at October 31, 2011.

Name	Age	Position Held with the Company
Steve Friberg	68	President, Chief Executive Officer, and Director
Dan Decker	60	Treasurer, Secretary and Director

Set forth below is a brief description of the background and business experience of executive officers and directors as at October 31, 2011.

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

On Dec 31, 2011, the Company formally accepted the resignations of Mr. Steve Friberg and Mr. Dan Decker, and appointed Hakim as the Company’s President, CEO, Secretary, Treasurer and sole Director.

Hakim. Mr. Hakim is a resident of Indonesia. He holds a Bachelor of Economics degree from Universitias Padjadjaran Bandung. From Feb 2001 to present, Mr. Hakim has served as Director of PT Kimon Indo Utama, an agricultural investment company with palm oil, pineapple, coconut, cocoa and vegetable plantations in Indonesia, as well as other agricultural land. The company also has investments in resort hotels and service apartments. From 2000 to present, Mr. Hakim has also served as Director of PT Kimen Putra Utama, an international freight forwarding and transportation company that which provides warehousing facilities, transportation and freight forwarding for international companies in Indonesia. This company has investments in warehouses, cranes, trucks and other heavy equipment and machinery. From 2009 to present, Mr. Hakim has been CEO of Creekproject Inc., a mining investment company with a portfolio of gold, silver, copper, coal and other mineral projects in the United States, Europe and Asia. The company also has a portfolio of commercial, industrial and residential properties.

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

As of October 31, 2011, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended October 31, 2011, and 2010.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Steve Friberg, President, CEO and Director	2011 2010	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Dan Decker Secretary, Treasurer and Director	2011 2010	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of October 31, 2011.

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

Stock Option Plans

We did not have a stock option plan in place as of October 31, 2011.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related
 Stockholder Matters

The following table sets forth, as of October 31, 2011 (adjusted for 15:1 forward split of  Nov 10, 2010) certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:
Title of Class	Name and address of beneficial owner	Number of Shares of Common Stock	Percentage of Common Stock (1)
Common Stock	Steve Friberg 1011 W. 25th Ave Spokane, WA 99203	15,000,000	38.9%
Common Stock	Dan Decker 9573 Gainey Ranch Ave. Las Vegas, NV 89147	7,500,000	19.4%
Common Stock	Silverstone Capital 2251 N. Rampart Blvd., #323, Las Vegas, NV 89128	6,482,400	16.8%
Common Stock	All Officers and Directors as a Group (one person)	22,500,000	58.3%

(1)	The percent of class is based on 38,582,400 shares of common stock issued and outstanding as of October 31, 2011 (adjusted for forward split).

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

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended Oct 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2011	$ 4,023	$0	$0	$0
2010	$_ _4,000____	$0	$0	$0

PART IV

Item 15.   Exhibits, Financial Statements Schedules

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of October 31, 2011 and 2010
F-3	Statements of Operations for year ended October 31, 2011, year ended October 31, 2010 and from inception (May 17, 2007) through October 31, 2011.
F-4	Statement of Stockholders’ Equity for period from inception (May 17, 2007) to October 31, 2011
F-5	Statements of Cash Flows for year ended October 31, 2011, year ended October 31, 2010 and from inception (May 17, 2007) through October31, 2011.
F-6	Notes to Financial Statements

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on September 7, 2007.

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Rider Exploration, Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Rider Exploration, Inc. (An Exploration Stage Company) as of October 31, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and since inception on May 17, 2007 through October 31, 2011. Rider Exploration Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rider Exploration, Inc. (An Exploration Stage Company) as of October 31, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and since inception on May 17, 2007 through October 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has earned no revenues since inception, has negative working capital at October 31, 2011, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
February 2, 2012

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

RIDER EXPLORATION, INC.
(An Exploration Stage Company)
Balance Sheets

ASSETS

	October 31,	October 31,
	2011	2010

CURRENT ASSETS

Cash	$597	$1,201

Total Current Assets	597	1,201

TOTAL ASSETS	$597	$1,201

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$-	$1,280
Related party payable	39,353	8,461

Total Current Liabilities	39,353	9,741

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: $0.001 par value, 50,000,000 shares
authorized; 38,582,400 shares issued
and outstanding, respectively	38,582	38,582
Addiitional paid-in capital	16,526	16,526
Deficit accumulated during the exploration stage	(93,864)	(63,648)

Total Stockholders' Equity (Deficit)	(38,756)	(8,540)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$597	$1,201

The accompanying notes are an integral part of these financial statements.

RIDER EXPLORATION, INC.
(An Exploration Stage Company)
Statements of Operations

			From Inception
			on May 17,
	For the Year Ended		2007 Through
	October 31,		October 31,
	2011	2010	2011

REVENUES	$-	$-	$-

OPERATING EXPENSES

General and administrative	30,216	21,382	94,028

Total Operating Expenses	30,216	21,382	94,028

LOSS FROM OPERATIONS	(30,216)	(21,382)	(94,028)

OTHER INCOME

Interest income	-	-	164

Total Other Income	-	-	164

LOSS BEFORE INCOME TAXES	(30,216)	(21,382)	(93,864)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(30,216)	$(21,382)	$(93,864)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING	38,582,400	33,929,280

The accompanying notes are an integral part of these financial statements.

RIDER EXPLORATION, INC.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficit)

								Deficit
								Accumulated		Total
				Additional		Stock		During the		Stockholders'
	Common Stock			Paid-in		Subscription		Exploration		Equity
	Shares	Amount		Capital		Receivable		Stage		(Deficit)

Balance at inception, May 17, 2007	-	$-		$-		$-		$-		$-

Net loss from inception on May 17,
2007 through October 31, 2007	-	-		-		-		(5,047)		(5,047)

Balance, October 31, 2007	-	-		-		-		(5,047)		(5,047)

Common stock issued for cash at $0.0001
per share on September 30, 2008	22,500,000	22,500		(21,000)		-		-		1,500

Common stock issued for cash at $0.0033
per share on September 30, 2008	5,550,000	5,550		12,950		-		-		18,500

Common stock issued for cash at $0.0033
per share on October 30, 2008	4,050,000	4,050		9,450		(5,500)		-		8,000

Net loss for the year ended
October 31, 2008	-	-		-		-		(1,501)		(1,501)

Balance, October 31, 2008	32,100,000	32,100		1,400		(5,500)		(6,548)		21,452

Stock subscriptions received	-	-		-		5,500		-		5,500

Net loss for the year ended
October 31, 2009	-	-		-		-		(35,718)		(35,718)

Balance, October 31, 2009	32,100,000	32,100		1,400		-		(42,266)		(8,766)

Common stock issued for debt at $0.0033
per share on July 21, 2010	6,482,400	6,482		15,126		-		-		21,608

Net loss for year ended
October 31, 2010	-	-		-		-		(21,382)		(21,382)

Balance, October 31, 2010	38,582,400	38,582	-	16,526	-	-	-	(63,648)	-	(8,540)

Net loss for the year ended
October 31, 2011	-	-		-		-		(30,216)		(30,216)

Balance, October 31, 2011	38,582,400	$38,582		$16,526		$-		$(93,864)		$(38,756)

The accompanying notes are an integral part of these financial statements.

RIDER EXPLORATION, INC.
(An Exploration Stage Company)
Statements of Cash Flows

			From Inception
			on May 17,
	For the Year Ended		2007 Through
	October 31,		October 31,
	2011	2010	2011

OPERATING ACTIVITIES

Net loss	$(30,216)	$(21,382)	$(93,864)
Adjustments to reconcile net loss to net cash
used by operating activities:
Expenses paid by related party	30,892	20,011	58,211
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	(1,280)	1,025	2,750

Net Cash Used in
Operating Activities	(604)	(346)	(32,903)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Common stock issued for cash	-	-	33,500

Net Cash Provided by
Financing Activities	-	-	33,500

NET INCREASE (DECREASE) IN CASH	(604)	(346)	597
CASH AT BEGINNING OF PERIOD	1,201	1,547	-

CASH AT END OF PERIOD	$597	$1,201	$597

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES:
Common stock issued for debt	$-	$21,608	$21,608
Expenses paid by related party	$30,892	$20,011	$58,211

The accompanying notes are an integral art of these financial statements.

RIDER EXPLORATION, INC.
(An Exploration Stage Company)
Notes to Financial Statements
October 31, 2011 and 2010

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

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of October 31, 2011 and 2010.

Cash and Cash Equivalents
For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Mineral Properties
In accordance with FASB ASC 930, the Company charges mineral property acquisition costs and exploration costs to operations as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. The capitalized costs will be amortized using the units-of-production method over the estimated life of the probable reserve.  To date the Company has not capitalized any such exploration costs.

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

Stock-based compensation
As of October 31, 2011, the Company has not issued any share-based payments to its employees.  The Company adopted ASC 718 effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 718.

RIDER EXPLORATION, INC.
(An Exploration Stage Company)
Notes to Financial Statements
October 31, 2011 and 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic (Loss) per Common Share
Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of October 31, 2011.

Reclassifications
Certain amounts in the year ended October 31, 2010 financial statements have been reclassified to conform to the current period ended October 31, 2011 presentation.

Conversion of Debt
In valuing the reacquisition price of converted debt, the Company applies ASC 470 which states that the more clearly evident value between the stock and the debt should be used.  During the year ended October 31, 2011 the Company used both the face value of the debt and the last cash sale price of shares to calculate the conversion price of the debt.  Refer to note 4 for additional information on the conversion.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

	October 31, 2011	October 31, 2010
Income tax expense at statutory rate	$11,784	$8,339
Common stock issued for services	-	-
Valuation allowance	(11,784)	(8,339)
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	October 31, 2011	October 31, 2010
NOL carryover	$36,645	$24,861
Valuation allowance	(36,645)	(24,861)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $93,962 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

RIDER EXPLORATION, INC.
(An Exploration Stage Company)
Notes to Financial Statements
October 31, 2011 and 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3 – RELATED PARTY PAYABLE

Various general and administrative expenses of the Company as well as loans for operating purposes have been paid for or made by a shareholder of the Company. The related party payable totaled $39,353 and $8,461 as of October 31, 2011 and 2010.  The related party payable bears no interest, is uncollateralized and due on demand.

NOTE 4 – COMMON STOCK

The authorized common stock is 50,000,000 shares with a par value of $0.001 per share.

On November 10, 2010, the Company effectuated a 15-for-1 forward stock split of the outstanding shares of common stock of the Company. This stock split has been reflected on these financial statements on a retroactive basis.

As of October 31, 2011 and 2010, the Company had 38,582,400 and 38,582,400 shares of common stock issued and outstanding.

On July 21, 2010, the Company issued 6,482,400 (432,160 pre-split) shares of its par value $0.001 common stock for $0.0033 ($0.05 pre-split) per share in exchange for the related party debt totaling $21,608.

RIDER EXPLORATION, INC.
(An Exploration Stage Company)
Notes to Financial Statements
October 31, 2011 and 2010

NOTE 4 – COMMON STOCK (CONTINUED)

During the fiscal year ended October 31, 2009, the Company collected $5,500 in outstanding stock subscriptions receivable.

In the year ended October 31, 2008, the Company issued 22,500,000 (1,500,000 pre-split) common shares to directors in exchange for $1,500 in cash and 9,600,000 (640,000 pre-split) common shares in exchange for $32,000 in cash in a private placement.

NOTE 5 – SUBSEQUENT EVENTS

In accordance with ASC 855 Company management reviewed all material events through the date these financial statements were filed and there are no additional material subsequent events to report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIDER EXPLORATION, INC.

By:	/s/ Hakim
Hakim
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director
Date: February 14, 2012